Form 10KSB
period 1999-12-31
PSA INC /NV
filed 2000-04-14
CIK 1065001

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999          Commission File No. 0-29627

                                    PSA, INC.
                 (Name of small business issuer in its charter)



            Nevada                                             33-0630397
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                       9800 Sepulveda Boulevard, Suite 810
                          Los Angeles, California 90045
                    (Address of principal executive offices)
                     Issuer's telephone number: 310/258-0500

                              Canticle Corporation
                             (Former name of issuer)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                   Common Stock, $.001 par value
                                                   (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:           $ 0

At March 31, 2000 there were 5,695,307 outstanding shares of registrant's common stock held by non-affiliates, with a market value of $76,886,644 based on a closing bid quotation on the OTC Bulletin Board on that date of $13.50 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ; No ___ Not applicable

At March 31, 2000, a total of 32,657,030 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes       ; No   X
                                                                ---         ---

                                    PSA, INC.

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

ACQUISITION OF CANTICLE CORPORATION

       Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement", PSA, Inc. ("PSA or the Company") acquired all the outstanding shares of common stock of Canticle Corporation ("Canticle"), a Delaware corporation, from the shareholder thereof in an exchange for an aggregate of 56,000 shares of common stock of PSA (the "Acquisition"). As a result, Canticle became a wholly-owned subsidiary of PSA. The Acquisition was effective on February 18, 2000 and was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PSA became the successor issuer to Canticle for reporting purposes under the Securities Exchange Act of 1934.

       Canticle Corporation was incorporated on June 7, 1999, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since its inception.

       On June 17, 1999, Canticle voluntarily filed a registration statement on Form 10-SB with the Securities and Exchange Commission to become a reporting company under the Securities Exchange Act of 1934. Canticle's Form 10-SB became automatically effective 60 days after its filing.

       The consideration exchanged pursuant to the Acquisition was negotiated between Canticle and PSA. In evaluating the Acquisition, Canticle used criteria such as the value of the assets of PSA, PSA's ability to compete in the information technology market, the increased use of the Internet as a sales and marketing means, PSA's then current and anticipated business operations, PSA's business reputation in the Internet venture capital community, and PSA's management's experience and business plan. In evaluating Canticle as a candidate for the proposed Acquisition, PSA placed a primary emphasis on Canticle's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and Canticle's facilitation of PSA's becoming a reporting company under the Act.

       PSA had 31,500,235 shares of common stock issued and outstanding prior to the Acquisition and 31,556,235 shares issued and outstanding following the Acquisition.

       A copy of the Acquisition Agreement was filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2000.

       The Acquisition occurred after December 31, 1999, and as of December 31, 1999 Canticle Corporation was the reporting company.

CANTICLE CORPORATION

       At December 31, 1999, Canticle had no operating history nor any revenues or earnings from operations. Canticle had no significant assets and no financial resources. Management of Canticle had agreed to pay all expenses incurred by it until a business combination was effected without any expectation of repayment to it by Canticle.

       In 1999, Canticle sought to locate and negotiate with a business entity for the combination of that target company with it. Canticle was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. As of December 31, 1999, Canticle could not be sure it could enter into a business combination, the terms of any business combination, or the nature of any target company. The Acquisition of Canticle by PSA was effected in February, 2000.

PSA, INC.

       PSA is a publicly-held company that was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ASAT"), the Company completed its merger with PSA, Inc., a California corporation, in April, 1998.

       The Company is a holding company for entities comprising its proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, air transportation, and Internet television broadcast via "Spectrum Broadband Access."

       The Company owns and operates two majority-owned and one wholly-owned subsidiaries: PSA Internet, Inc., PSAZZ Air, Inc., and Royal International Tours, Inc., respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.COM.

       The Company has no affiliation with the former Pacific Southwest Airlines, PSA Airlines or USAirways, which acquired PSA Airlines in 1998.

       Through PSA Internet, Inc., one of its majority-owned subsidiaries, the Company intends to build a comprehensive Internet portal located at http://WWW.PSAZZ.COM. This site is intended to provide a full range of traveling services and is designed to capture a share of the online travel business. In its efforts to enhance its Web site capabilities, the Company intends to utilize currently available Internet broad-based distribution travel software. Webmaster Zone One, which has developed several large Web sites, is in final stages of this site's development and another Web designer company, DATALEX, is currently constructing the site's booking engine. The site will also feature broadband convergence to create a comprehensive database enabling prospective travelers to search for travel intelligence, travel specials, news, music, sporting and industry related events. The Company has entered into a business alliance with an Internet company, Intervu, Inc., whereby the Company is entitled to the use of Intervu, Inc.'s patented streaming media technology in exchange for an initial cash fee and variable additional fees based on size and volume of programming hosting.

       The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company will be able to secure any or all funding necessary for its future growth and expansion. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.

SUBSIDIARIES

       PSA INTERNET, INC., ("PSA Internet") incorporated in the state of Nevada on October 1, 1999, is a majority-owned subsidiary of the Company created to develop, own and operate the Company's exclusive Internet brand, PSAZZ.COM, and to acquire and develop Internet related entities. The Company owns 80% and David Walsh, the Chairman and Chief Executive Officer of the Company, owns 20% of the outstanding common stock of this subsidiary. PSA Internet is a development stage company.

       PSAZZ.COM, INC., ("PSAZZ.COM"), was incorporated in the State of Nevada on April 5, 1999, as a majority- owned subsidiary of PSA Internet to develop and operate the Company's exclusive Internet brand. PSA Internet owns 80% and David Walsh, the Chairman and Chief Executive Officer of the Company, owns 20% of the outstanding common stock of this subsidiary. PSAZZ.COM is a development stage company.

       PSAZZ AIR, INC. ("PSAZZ"), incorporated in the State of California on May 27, 1994, is a 80%-owned subsidiary of the Company. PSAZZ completed a private placement of 873,649 shares of its common stock to approximately 92 shareholders for aggregate gross proceeds of $2,820,223 on June 21, 1996. At about the same time, PSAZZ obtained a Federal Aviation Administration Part 121 Air Carrier Certificate for Supplemental Cargo Operations. PSAZZ conducted only limited cargo operations during that summer and, because of continued inactivity, surrendered its Air Carrier Certificate to the FAA two years later. Currently inactive, PSAZZ plans to commence scheduled passenger service if it is able to obtain the substantial financing and regulatory approval that this will require. The Company has no immediate plans to activate PSAZZ.

         ROYAL INTERNATIONAL TOURS, INC. ("Royal"), a California corporation incorporated in 1980, was acquired as a wholly-owned subsidiary of the Company as of March 14, 2000. Royal is a travel tour operator with an office in Los Angeles, California, specializing in tours for European visitors to the United States.

EMPLOYEES

         The Company and its subsidiaries currently employ approximately 40 employees, none of which are subject to collective bargaining agreements. Approximately 25 individuals are retained to perform management functions for the Company under engagement agreements or consultant contracts.

TRADEMARKS AND LICENSES

         Three trademark applications have been approved and notices of allowance have been issued. PSA intends to file applications for additional marks in connection with a variety of goods and services to be offered by the Company and its affiliates.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases approximately 6,000 square feet of office space at its business address at a monthly rental rate of $6,505, subject to annual adjustment. Its lease term expires in February, 2004. Royal leases approximately3200 square feet of office space for $3,367 per month, subject to annual adjustment.

         The Company expects to lease approximately 7,500 to 10,000 square feet of operating facilities for PSAZZ.COM in the future on terms to be determined.

ITEM 3.  LEGAL PROCEEDINGS

         PSA and its subsidiaries are currently involved in the following legal proceedings:

         DUPONT V. PACIFIC SOUTHWEST AIRLINES, INC., Superior Court of California, San Diego County Case No. 719562. Ths case was filed in May, 1997 against PSA, Inc. and several officers and directors of the Company, alleging fraud in the issuance of securities of PSAZZ Air, Inc. Plaintiff Thomas Halder has been dismissed as plaintiff per his request and replaced by substitute plaintiff Michael DuPont. Plaintiff DuPont sought to have the case certified as an investor class action, but the Court denied his request. Despite the notice of the action from Mr. Dupont's counsel to the other shareholders, none has so far joined this action. Thus, the case is at this time limited to Mr. DuPont's individual claim pertaining his $75,000 investment. In November, 1999,the Court abated the action and required Mr. DuPont to pursue his claim in arbitration. It is the view of the Company's counsel that he will not proceed with the arbitration.

         HAWKINS V. PSA, INC. Superior Court of California, Los Angeles County Case No. YC033477, filed October, 1998. Frankie Hawkins, a former majority owner of PSAS, alleges breach of contract. Plaintiff seeks approximately $1 million in additional consideration from PSA, PSAS and certain individual officers and directors of the Company for the Company's purchase of her interest in PSAS in June, 1998. She also seeks damages for breach of an employment contract. The Company and Ms. Hawkins are currently in settlement negotiations relating to this matter, but there is no assurance as to whether a settlement agreement will be reached.

         MEYER GROUP LTD. et al., V. DOUGLAS T. BEAVER, et al., Superior Court of California, Orange County Case No. 775680. Third Amended Cross-complaint filed June 23, 1998 by defendant Robert Thompson. The complaint does not name the Company as a defendant. However, Robert Thompson filed a cross-complaint against over thirty cross-defendants, one of which was American Telecommunications Standards International, Inc. ("ASAT"), with which the Company entered into a stock exchange agreement and plan of reorganization on

March 13, 1998. Later, Mr. Thompson also added the Company as a cross-defendant. Mr. Thompson alleges that he was fraudulently induced by ASAT and others to invest money in that venture and in other ventures not related to the Company. He seeks approximately $900,000 from all cross-defendants. The Company is currently negotiating all claims by Mr. Thompson for an amount of approximately $25,000. The Company believes that this action will be settled and will include a "good faith" dismissal for past and future claims by all claimants. There is no assurance as to whether a settlement agreement will be reached.

         BONNER V. PSA, INC. District of Harris County, Texas, Case No. 99-39761 filed August, 1999. Plaintiff alleges a breach of contract seeking approximately $20,000 plus 75,000 shares of PSA, Inc. The Company believes that this claim has no merit because of a breach of contract and failure to perform by the plaintiff. This case is in preliminary stages.

         FORMER MANAGEMENT OF ASAT. PSA entered into a stock exchange agreement and plan of reorganization on March 13, 1998 with American Telecommunications Standards International, Inc., ("ASAT") which has subsequently changed its name to PSA, Inc. The transaction was entered into by the Walsh Family Trust based on representations by former management that ASAT had no litigation, no material contracts, no liabilities and a positive stockholders equity. On August 2, 1999, the Securities and Exchange Commission filed a complaint in Federal District Court against fifteen individuals and entities, among which were former management of ASAT, for their roles in a fraudulent offering and market manipulation of the stock of the Company. Neither the Company, its subsidiaries or any of their current management were named in the complaint.

         There are no substantial or material pending or threatened legal proceedings to which the Company is a party, except for the above-described proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During 1999, there were no actions brought before the securityholders of the Company or of Canticle Corporation except for on March 12, 1999, the Company's Board of Directors declared and a majority vote of the shareholders approved a 200% stock dividend for shareholders of record on May 14, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) GENERAL. As of December 31, 2000 there was no trading market for the Canticle common stock. Canticle has an authorized capitalization of 100,000,000 shares of common stock of which 5,000,000 were issued as of December 31, 1999 and 20,000,000 shares of preferred stock of which none were issued.

         PSA has an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 31,556,235 shares have been issued and outstanding. No preferred stock has been authorized.

         (b) MARKET INFORMATION. The common stock of PSA is traded in the over-the-counter ("OTC") market and quoted through the NASD OTC Bulletin Board under the symbol "PSAX." The market for OTC common stock is often characterized by low volume and broad price and volume volatility. PSA cannot give any assurance that a stable trading market will develop for its stock or that an active trading market will be sustained. Moreover, the trading price of PSA's common stock could be subject to wide fluctuations due to such factors as quarterly variations in operating results, competition, announcements of new products by PSA or its competitors, product enhancements by PSA or its competitors, regulatory changes, differences in actual results from those expected by investors and analysts, changes in financial estimates by securities analysts, and other events or factors.

         The Company had been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 and Rule 506 of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission. The NASD Stock Market implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934.

          PSA acquired all the outstanding shares of Canticle to become successor issuer to it in order to comply with the Eligibility Rule for the OTC Bulletin Board.

         The market price of PSA's common stock over the 52 weeks prior to the Acquisition ranged from .625 to 16.75. On February 17, 2000, the high was 14.375 and the low 13.250 with a volume of 30,100 shares.

HOLDERS

         As of March 31, 2000, PSA had 32,657,030 shares of common stock outstanding held by approximately 648 shareholders of record.

DIVIDENDS

         PSA has never declared or paid cash dividends on its common stock and anticipates that future earnings, if any, will be retained for development of its business.

ITEM 6.   PLAN OF OPERATION

CURRENT OPERATIONS

         PSA's current operations consist of business activities of its wholly-owned subsidiary, Royal and the launch of its Internet portal at HTTP://WWW.PSAZZ.COM. As of September 30, 1999, Royal had revenues of $5,597,235 with an operating loss of $36,593.

BUSINESS PLAN

         According to PSA's business model, it will focus on its portal-for-travelers concept, with an intention of positioning itself as a resource and distributor for business travel products and services on the Internet. Management believes that the specialized approach to marketing and promoting its services will have major advantages for the Company for several reasons including that (i) specialization may translate into brand recognition,
(ii) in-depth travel services may mean convenience for busy professionals and small business executives, (iii) focused demographics may give online advertisers efficient targeting, and (iv) the one-stop shopping advantage of the portal may generate user traffic

         PSA intends to establish a technological development program in customer interactive promotions, reservations, program planning and tracking. It intends to expand this program internally on a continuous basis, as well as externally through strategic acquisitions and alliances. PSA intends to search and acquire Internet and non-Internet entities that fit its acquisition portfolio criteria to complement its own proprietary products and services and extend its content offerings.

         No assurance can be given that PSA will be able to effect any aspects of its business plan or to maintain the operations that it has currently established. PSA will need additional capital either through financing or through operations to meet its business goals. There is no assurance that PSA can reverse its operating losses or that it can raise additional capital to allow it to expand its planned Internet operations.

MARKETING

         PSA intends to pursue a segmentation strategy that gives priority to providing its products and services to those communities and their affinity groups that are the heaviest users of the Internet and travel services. PSA expects to take advantage of the shared demographics of affinity groups by creating travel packages customized to their interests. Positioned as "Traveltainment," these packages will be driven by sports and commercial events or international business or trade conferences.

         PSA expects that its revenues, if any, will be derived from travel purchases by customers on the PSAZZ.COM Web site, other E-Commerce transactions, advertising with its out-sourced product and service providers, subscription services, sponsorships, licensing, referral fees and from its operating subsidiaries.

ITEM 7.   FINANCIAL STATEMENTS

         The financial statements for the year ended December 31, 1999 for Canticle Corporation are attached hereto.

         The financial statements for PSA, Inc. at December 31, 1999 and for the years ended December 31, 1998 and 1999 are attached hereto.

                              CANTICLE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 1999
               AND FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                             TO DECEMBER 31, 1999

                              CANTICLE CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                    CONTENTS




PAGE      1 - INDEPENDENT AUDITORS' REPORT

PAGE      2 - BALANCE SHEET AS OF DECEMBER 31, 1999

PAGE      3 - STATEMENT OF OPERATIONS FOR THE PERIOD FROM
                JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 1999

PAGE      4 - STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                TO DECEMBER 31, 1999

PAGE      5 - STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 1999

PAGES  6  8 - NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Canticle Corporation
  (A Development Stage Company)

We have audited the accompanying balance sheet of Canticle Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from June 4, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Canticle Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from June 4, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 5 to the accompanying financial statements, on February 18, 2000, the Company completed a transaction resulting in it being acquired by PSA, Inc.





                                   /S/ TABB, CONIGLIARO & McGANN, P.C.


New York, New York
April 13, 2000

                              CANTICLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 1999


                                     ASSETS


Cash                                                   $      500
                                                       -----------

TOTAL ASSETS                                           $      500
                                                       ===========



                      LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES                                             $     -
                                                        ----------

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding            -
   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                           500
   Additional paid-in capital                               4,830
   Deficit accumulated during development stage            (4,830)
                                                        ----------
     Total Stockholder's Equity                               500
                                                        ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $     500
                                                        ==========


               See accompanying notes to financial statements.

                              CANTICLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999




Income                                               $    -
                                                     -----------

Expenses
 Executive services contributed by president              3,500
 Organization expense                                       580
 Professional fees                                          750
                                                     -----------

   Total expenses                                         4,830
                                                     -----------

NET LOSS                                             $   (4,830)
                                                     ===========


               See accompanying notes to financial statements.

                              CANTICLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999






                                                       Deficit
                                        Additional   Accumulated
                               Common    Paid-In     During Devel-
                               Stock     Capital     opment Stage      Total
                              --------  ----------   -------------    -------

Common stock issuance         $    500  $    -         $    -         $   500

Fair value of services
 and expenses contributed         -        4,830            -           4,830

Net loss for the period
 ended December 31, 1999          -          -           (4,830)       (4,830)
                              --------- ---------      ---------      --------

BALANCE AT DECEMBER 31, 1999  $    500  $  4,830       $ (4,830)      $   500
                              ========= =========      =========      ========


               See accompanying notes to financial statements.

                              CANTICLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                  FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                              TO DECEMBER 31, 1999


CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net loss                                             $   (4,830)
Adjustment to reconcile net loss
 to net cash used by operating activities:

Capitalized services and expenses                         4,830
                                                     -----------

 Net cash used in operating activities                     -
                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       -
                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   500
                                                     -----------

   Net cash provided by financing activities                500
                                                     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                       500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            -
                                                     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $      500
                                                     ===========


               See accompanying notes to financial statements.

                              CANTICLE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           AS OF DECEMBER 31, 1999


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.  Organization and Business Operations

      Canticle Corporation (a development stage company) ("the Company") was incorporated in Delaware on December 31, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

      The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

      Pursuant to an agreement and plan of reorganization effective February 18, 2000, all of the Company's outstanding shares of common stock was acquired by PSA, Inc., a Nevada corporation (Note 5). As a result of this transaction, the Company became a wholly-owned subsidiary of PSA, Inc. (Note 5).

      B.  Use of Estimates

      The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      C.  Cash and Cash Equivalents

      For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                              CANTICLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (CONT'D)

      D.  Income Taxes

      The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE  2 - STOCKHOLDER'S EQUITY

      A.  Preferred Stock

      The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

      B.  Common Stock

      The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation pursuant to Rule 506 for an aggregate consideration of $500.

                              CANTICLE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1999


NOTE  2 - STOCKHOLDER'S EQUITY   (CONT'D)

      C.  Additional Paid-In Capital

      Additional paid-in capital at December 31, 1999 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company. (See Note 3)

NOTE  3 - AGREEMENT

      On December 31, 1999, the Company signed an agreement with TPG Capital Corporation (TPG), a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

      1. Preparation and filing of required documents with the Securities and Exchange Commission.
      2.  Location and review of potential target companies.
      3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE  4 - RELATED PARTIES

      Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG Capital Corporation. (See Note 3)

NOTE  5 - SUBSEQUENT EVENT

      Pursuant to an agreement and plan of reorganization, effective February 18, 2000, all of the Company's outstanding shares of common stock was acquired by PSA, Inc., a Nevada corporation, trading in the over-the-counter market and quoted through the NASD OTC bulletin board under the symbol "PSAX", in exchange for the shareholders of the Company receiving $200,000, plus 56,000 shares of PSA, Inc. common stock, subject to a reset provision in the event the value of such stock is less than $500,000 as of February 18, 2001. As a result of this transaction, effective February 18, 2000, the Company has become a wholly-owned subsidiary of PSA, Inc. The transaction is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

                                    PSA, INC.
                                    ---------

                                FINANCIAL REPORT
                                ----------------

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1999
                           --------------------------

                                    PSA, INC.

                     INDEX TO CONSOLIDATED FINANCIAL REPORT



                                                                       Page Nos.
                                                                       ---------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   1


CONSOLIDATED BALANCE SHEET                                                 2
     At December 31, 1999


CONSOLIDATED STATEMENTS OF OPERATIONS                                      3
     For the Years Ended December 31, 1998 and 1999


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                      4 - 5
     For the Years Ended December 31, 1998 and 1999


CONSOLIDATED STATEMENTS OF CASH FLOWS                                      6
     For the Years Ended December 31, 1998 and 1999


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7 - 25

To the Shareholders
PSA, Inc.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

We have audited the accompanying consolidated balance sheets of PSA, Inc. and its subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PSA, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company has losses from continuing operations in 1998 and 1999, and has no revenues from its continuing operations. Management's plans in regard to these matters are described in Note 1.

As more fully described in Note 7, the Company is a defendant in various lawsuits alleging breach of contract and other matters. It is not possible to predict at this time whether the ultimate awards or settlement will exceed the amount currently provided for by the Company.



                                                 TABB, CONIGLIARO & McGANN, P.C.

New York, NY
April 13, 2000

                                                        PSA, INC.

                                               CONSOLIDATED BALANCE SHEETS

                                                  AT DECEMBER 31, 1999



                                                       A S S E T S
                                                       -----------

CURRENT ASSETS
  Cash and cash equivalents                                                       $   1,183,289
  Marketable securities                                                               1,685,378
                                                                                  --------------

      TOTAL ASSETS                                                                $   2,868,667
                                                                                  ==============

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                        ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                        $   2,831,997
  Due to officer                                                                         25,191
  Net current liabilities of discontinued operations                                    803,813
                                                                                  --------------

      TOTAL CURRENT LIABILITIES                                                       3,661,001
                                                                                  --------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7 and 9)

STOCKHOLDERS' DEFICIENCY:
  Common stock, par value $.001 per share;
    authorized 75,000,000 shares; issued and outstanding
    30,349,225 shares                                                                    30,814
  Additional paid-in capital                                                         14,056,972
  Unearned compensation                                                              (1,335,937)
  Accumulated deficit                                                               (13,823,433)
  Accumulated other comprehensive income                                                279,250
                                                                                  --------------

      TOTAL STOCKHOLDERS' DEFICIENCY                                                   (792,334)
                                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $   2,868,667
                                                                                  ==============

                       The accompanying notes are an integral part of these financial statements.

                                                        PSA, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        For the Years Ended
                                                                                           December 31,
                                                                                  ------------------------------
                                                                                       1998           1999
                                                                                  --------------  --------------

REVENUES - NET                                                                    $           -   $           -
                                                                                  --------------  --------------

OPERATING EXPENSE:
  Selling, general and administrative                                                 1,536,182       1,974,385
  Compensatory element of stock issuances
    pursuant to consulting and other agreements                                         540,860         940,526
                                                                                  --------------  --------------

      TOTAL OPERATING EXPENSE                                                         2,077,042       2,914,911
                                                                                  --------------  --------------

OPERATING LOSS                                                                       (2,077,042)     (2,914,911)

OTHER EXPENSE:
 Issuance of common shares in settlement of
   dispute with principal shareholder                                                         -      (3,975,000)
                                                                                  --------------  --------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                  (2,077,042)     (6,889,911)

PROVISION FOR INCOME TAXES                                                                    -               -
                                                                                  --------------  --------------

LOSS FROM CONTINUING OPERATIONS                                                      (2,077,042)     (6,889,911)

LOSS FROM DISCONTINUED OPERATIONS, Net of
  income taxes of $-0- and $-0-, respectively                                          (458,279)       (721,315)
                                                                                  --------------  --------------

NET LOSS                                                                          $  (2,535,321)  $  (7,611,226)
                                                                                  ==============  ==============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                                                              (1.01)           (.34)
  From discontinued operations                                                             (.22)           (.04)
                                                                                  --------------  --------------

    NET LOSS PER SHARE                                                            $       (1.23)  $        (.38)
                                                                                  ==============  ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                                                     2,064,187      20,301,167
                                                                                  ==============  ==============

                       The accompanying notes are an integral part of these financial statements.

                                                        PSA, INC.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                          FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                            Common Stock             Paid-in
                                                                    Per Share     ------------------------------     Capital
                                                                     Amount           Shares          Amount        Par Value
                                                                  --------------  --------------  --------------  --------------
                                                                                        (1)

Balance - December 31, 1997                                                           1,469,319   $       1,469   $   1,843,341

Net loss
Shares issued in connection with
  merger with ATSI, Inc.                                                   .001         361,160             361               -
Issuance of common stock                                                 13.684          23,203              23         298,348
Issuance of common stock for services
  rendered                                                                4.167         163,800             164         682,336
Issuance of common stock                                                  8.333          12,000              12          99,988
Issuance of common stock for services
  rendered                                                                4.167         240,000             240         999,760
Shares issued for services rendered                                       5.000           9,000               9          44,991
Shares issued for services rendered                                        .333          75,000              75          24,925
Shares issued for services rendered                                       6.400          40,399              40         258,320
Issuance of common stock                                                   .251         103,449             104          25,896
                                                                                  --------------  --------------  --------------
Balance - December 31, 1998                                                           2,497,330           2,497       4,277,905
                                                                                  ==============  ==============  ==============


                                                                                                   Accumulated
                                                                                                      Other
                                                                     Unearned      Accumulated     Compensation
                                                                   Compensation      Deficit          Income          Total
                                                                  --------------  --------------  --------------  --------------

Balance - December 31, 1997                                       $           -   $  (3,676,886)  $           -   $  (1,832,076)

Net loss                                                                             (2,535,321)              -      (2,535,321)
Shares issued in connection with
  merger with ATSI, Inc.                                                      -               -               -             361
Issuance of common stock                                                      -               -               -         298,371
Issuance of common stock for services
  rendered                                                                    -               -               -         682,500
Issuance of common stock                                                      -               -               -         100,000
Issuance of common stock for services
  rendered                                                                    -               -               -       1,000,000
Shares issued for services rendered                                           -               -               -          45,000
Shares issued for services rendered                                           -               -               -          25,000
Shares issued for services rendered                                           -               -               -         258,360
Issuance of common stock                                                      -               -               -          26,000
                                                                  --------------  --------------  --------------  --------------
Balance - December 31, 1998                                                   -      (6,212,207)              -      (1,931,805)
                                                                  ==============  ==============  ==============  ==============


(1)  Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on
        September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

                       The accompanying notes are an integral part of these financial statements.

                                                        PSA, INC.

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                          FOR THE YEAR ENDED DECEMBER 31, 1999


                                                                                            Common Stock             Paid-in
                                                                    Per Share     ------------------------------     Capital
                                                                     Amount           Shares          Amount        Par Value
                                                                  --------------  --------------  --------------  --------------
                                                                                        (1)

Balance - December 31, 1998                                                           2,497,330   $       2,497   $   4,277,905

Net loss Other comprehensive income:
  Unrealized gain on marketable securities

     Total Comprehensive Income

Shares issued for settlement - WF Trust                                    .250      15,900,000          15,900       3,959,100
Issuance of common stock                                                   .333          15,000              15           4,985
Issuance of common stock for services rendered                             .211       4,710,000           4,710         990,290
Shares issued under employment contract                                    .250       5,700,000           5,700       1,419,300
Shares issued for services rendered                                        .250          55,000              55          13,695
Shares issued for services rendered                                       1.047         475,295             475         497,134
Issuance of common stock under Reg. S                                     2.294       1,462,294           1,462       2,894,563
Amortization of unearned compensation                                                         -               -               -
                                                                                  --------------  --------------  --------------
Balance - December 31, 1999                                                          30,814,919          30,814   $  14,056,972
                                                                                  ==============  ==============  ==============


                                                                                                   Accumulated
                                                                                                      Other
                                                                     Unearned      Accumulated     Compensation
                                                                   Compensation      Deficit          Income          Total
                                                                  --------------  --------------  --------------  --------------

Balance - December 31, 1998                                       $           -   $  (6,212,207)  $           -   $  (1,931,805)

Net loss                                                                             (7,611,226)                     (7,611,226)
Other comprehensive income:
  Unrealized gain on marketable securities                                                              279,250         279,250
                                                                                                                  --------------
     Total Comprehensive Income                                                                                      (7,331,976)
                                                                                                                  --------------
Shares issued for settlement - WF Trust                                       -               -               -       3,975,000
Issuance of common stock                                                      -               -               -           5,000
Issuance of common stock for services rendered                                -               -               -         995,000
Shares issued under employment contract                              (1,425,000)              -               -               -
Shares issued for services rendered                                           -               -               -          13,750
Shares issued for services rendered                                           -               -               -         497,609
Issuance of common stock under Reg. S                                         -               -               -       2,896,025
Amortization of unearned compensation                                    89,063               -               -          89,063
                                                                  --------------  --------------  --------------  --------------
Balance - December 31, 1999                                       $  (1,335,937)  $ (13,823,433)  $     279,250   $    (792,334)
                                                                  ==============  ==============  ==============  ==============

(1)  Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

                       The accompanying notes are an integral part of these financial statements.

                                                        PSA, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended
                                                                                           December 31,
                                                                                  ------------------------------
                                                                                       1998           1999
                                                                                  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $  (2,535,321)  $  (7,611,226)
  Adjustments to reconcile net loss to net cash
    provided by operating activities from continuing
    operations:
      Loss from discontinued operations                                                 458,279         721,315
      Compensatory element of stock issuances                                           540,860         940,526
      Common stock issued in settlement of claims by
        Walsh Family Trust                                                                    -       3,975,000
      Accrued compensation                                                              565,833               -
      Amortization of unearned compensation                                                   -          89,063

  Changes in assets and liabilities, net of effects from acquisitions:
      Accounts payable and accrued liabilities                                          639,317       1,103,385
      Due from officer                                                                 (116,100)        141,291
                                                                                  --------------  --------------
        NET CASH USED IN  OPERATING ACTIVITIES                                         (447,132)       (640,646)
                                                                                  --------------  --------------
CASH USED IN INVESTING ACTIVITIES:
  Purchase of marketable securities                                                           -      (1,406,128)
                                                                                  --------------  --------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                                424,371       2,901,025
                                                                                  --------------  --------------

CASH FROM DISCONTINUED OPERATIONS                                                           361         328,744
                                                                                  --------------  --------------

NET INCREASE (DECREASE) IN CASH                                                        (22,400)       1,182,995

CASH - BEGINNING                                                                         22,694             294
                                                                                  --------------  --------------

CASH - ENDING                                                                     $         294   $   1,183,289
                                                                                  ==============  ==============

                       The accompanying notes are an integral part of these financial statements.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -     DESCRIPTION OF BUSINESS AND CONTINUED OPERATIONS

               PSA, Inc. (the "Company") was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ASAT"), the Company completed its merger with PSA, Inc., a California corporation, in April 1998. In connection with the merger, ASAT changed its name to the Company's present name.

               The Company is a holding company for entities comprising its proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, air transportation, ground services and Internet television broadcast. The Company intends to search and acquire Internet and non-Internet companies that fit its acquisition portfolio criteria to complement its own products and services and extend its content offering.

               As of December 31, 1999, the Company owned and operated two majority-owned and one wholly-owned subsidiaries, which are PSA Internet, Inc., Pacific States Airline Services, Inc. ("PSAS"), and PSAZZ Air, Inc. ("PSAZZ"), respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.com.

               In conjunction with its business plan, during March of 2000, the Company acquired 100% of the outstanding stock of two travel tour operators for cash and shares of its common stock (see Note 9 - Acquisition).

               As discussed further in Note 9, on March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of PSAS to John D. Williams, a member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operations.

               The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses or that it can raise additional capital to allow it to expand its planned Internet operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations.

               The Company funded its operations during 1998 and 1999 through sales of its common stock resulting in net proceeds to the Company of $424,371 in 1998 and $2,901,025 in 1999. The Company
               raised an additional $8,200,000 through sales of its common stock in 2000 (Note 9). Sales of common stock in 1998 and 1999 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the accounts of PSA, Inc. and its majority and wholly-owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

               Use of Estimates
               ----------------

               The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

               Cash and Cash Equivalents
               -------------------------

               The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

               Investment in Marketable Securities
               -----------------------------------

               The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income.

               Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Property and Equipment
               ----------------------

               Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of five years. Depreciation expense from continuing operations for the years ended December 31, 1998 and 1999 was $-0-. Depreciation expense from discontinued operations for the years ended December 31, 1998 and 1999 approximated $2,308 and $2,396, respectively.

               Impairment of Assets
               --------------------

               An impairment loss is recognized when expected future cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable.

               Recognition of Income
               ---------------------

               Income and direct expenses related to future travel sales are recognized as revenue and expenses during the month of travel.

               Advertising Expenses
               --------------------

               Advertising expenses are charged to operations when incurred. Advertising expense for the years ended December 31, 1998 and 1999 approximated $42,941 and $37,274, respectively.

               Income Taxes
               ------------

               Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amount and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Stock-Based Compensation
               ------------------------

               As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, the Company discloses the proforma effects of accounting for these arrangements using the minimum value method to determine fair value.

               Stock Split and Stock Dividend
               ------------------------------

               On September 8, 1998, the Board of Directors authorized, and a majority vote of the shareholders approved, a one-for-fifty reverse split of its issued and outstanding common stock as of September 1, 1998 to be effective upon the filing date, September 16, 1998.

               On March 12, 1999, the Board of Directors declared, and a majority vote of the shareholders approved, a stock dividend for issuance to each of the shareholders of the common stock who was a shareholder of record on May 14, 1999, as a stock dividend, two shares of restricted common stock for each outstanding share of the common stock owned by each shareholder.

               The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock split and stock dividend for all periods presented.

               Loss Per Share
               --------------

               Basic net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented, which were retroactively adjusted to give recognition to the reverse stock split on September 16, 1998 and the stock dividend on May 14, 1999.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Fair Value of Financial Instruments
               -----------------------------------

               The financial statements include various estimated fair value information at December 31, 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

               Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

               Investment in marketable securities: The fair value of investments in marketable securities is based on quoted prices.

               Receivables and payables: The carrying amounts approximates fair value because of the short maturity of those instruments.

               All of the Company's financial instruments are held for purposes other than trading.

               Impact of Recently Issued Accounting Standards
               ----------------------------------------------

               Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on the Company's financial position or results of operations.

               Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or results of operations as a result of adopting SFAS No. 132.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Impact of Recently Issued Accounting Standards (Continued)
               ----------------------------------------------

               In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The adoption of SOP 98-1 did not have an effect on the Company's financial position or results of operations.

               Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on the Company's financial position or results of operations.

NOTE  3  -     MARKETABLE SECURITIES

               The following is a summary of marketable securities at December 31, 1999:

                                                                                    Unrealized          Fair
                                                                                     Holdings          Market
                                                                       Cost            Gains           Value
                                                                  --------------  --------------  --------------

                         Equity securities                        $   1,406,128   $     279,250   $   1,685,378
                                                                  ==============  ==============  ==============

               The equity securities are maintained in an account at LGT Bank in Liechtenstein.

NOTE  4  -     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

               Accounts payable and accrued liabilities at December 31, 1999 consists of the following:

                         Accrued claims and litigation settlements                                $     550,000
                         Accrued professional fees                                                    1,045,137
                         Retained liabilities of discontinued operations                                628,538
                         Other                                                                          608,322
                                                                                                  --------------

                                                                                                  $   2,831,997
                                                                                                  ==============

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5  -     INCOME TAXES

               The Company was not required to provide for a provision for income taxes for the years ended December 31, 1998 and 1999 as a result of net operating losses incurred during those years.

               The components of deferred tax assets and liabilities at December 31, 1999 are as follows:

                             Deferred Tax Assets:
                               Net operating loss carryforwards                                   $   3,346,000
                               Compensatory element of stock issuances                                  592,000
                                                                                                  --------------
                                  Total Gross Deferred Tax Assets                                     3,938,000

                               Less: Valuation allowance                                             (3,938,000)
                                                                                                  --------------
                                  Net Deferred Tax Assets                                         $           -
                                                                                                  ==============

               The net change during the year in the valuation allowance for deferred tax assets was an increase of approximately $1,454,000.

               As of December 31, 1999, the Company had available approximately $8,365,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 expire during the year 2010 through 2013, and the December 31, 1998 and 1999 NOL expire in the years 2018 and 2019, respectively. Pursuant to Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

               A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                                                       1998             1999
                                                                                  --------------  --------------

                         Federal statutory rate                                          (34.0)%         (34.0)%
                         Non-deductible expenses and losses                                1.0            16.0
                         Increase in valuation allowance                                  33.0            18.0
                                                                                  --------------  --------------
                             Effective rate                                                  -               -
                                                                                  ==============  ==============

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -     STOCKHOLDERS' DEFICIENCY

               The transactions discussed below have been retroactively restated to reflect the one-for-fifty reverse stock split effected on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

               Common Stock Issuances
               ----------------------

               On March 13, 1998, the Company entered into a stock exchange agreement and plan of reorganization, whereby the Company acquired PSA, Inc., a California corporation, which it subsequently merged into the Company. Control of the corporation shifted to the Walsh Family Trust, David E. Walsh, Trustee, and the Company changed its name to the Company's current name. David
               E. Walsh and other individuals replaced the existing officers and directors. This transaction resulted in the issuance to the Walsh Family Trust of 1,424,319 shares of the Company's common stock, which, after issuance, was to have equaled 81.58% of the outstanding common stock at the time of the reorganization. The Walsh Family Trust owned 97% of the common stock of the acquired California entity prior to the acquisition by the Company.

               On March 20, 1998, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to increase the authorized number of shares of common stock from 30,000,000 shares to 75,000,000 shares with a $0.001 par value per share.

               On May 20, 1998, the Board of Directors approved the issuance of 163,800 shares of unrestricted common stock to David E. Walsh in consideration for his management services to the Company during 1997. On June 15, 1998, the Board of Directors approved 240,000 shares of restricted common stock to be issued to Mr. Walsh for past services from May 1994 through May 1998, excluding calendar year 1997.

               On March 10, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors approved the issuance of 15,900,000 shares of common stock to the Walsh Family Trust to correct inequities created by undisclosed liabilities and undisclosed stock transaction implemented by former management and/or their agents before the March 13, 1998 acquisition. The stock was also issued in consideration for subsequent unauthorized stock transactions by this former management, which were not disclosed to current management, and in consideration for the Walsh Family Trust not rescinding the business combination between the California entity and the Company.

               On March 15, 1999, the Board of Directors approved the issuance of 4,635,000 shares of unrestricted common stock valued at $970,000 to David E. Walsh, as consideration for compensation of his management services to the Company for past services from June 1998 through May 1999.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6  -     STOCKHOLDERS' DEFICIENCY (Continued)

               Common Stock Issuances (Continued)
               ----------------------

               On September 15, 1999, the Board of Directors approved the issuance of 5,700,000 shares of restricted common stock valued at $1,425,000 to David Walsh, pursuant to a five-year employment agreement.

               Regulation S Offering
               ---------------------

               On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, the Company offered to sell a maximum of $20,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase was $25,000, subject to the Company's right to accept less. Through December 31, 1999, 1,462,294 shares have been sold yielding $2,896,025 in proceeds, net of commissions. Per share price varied from $2.00 to $10.50. Additional shares of common stock have been sold under this offering during the period January 1, 2000 through March 31, 2000 (Note 9). The Company intends to use the net proceeds of this offering of its common stock to fund future acquisitions and for working capital. There is no assurance that the Company will be able to sell any additional shares of its common stock in the course of this offering.

               In connection with this offering, the Company entered into an exclusive agreement with a placement agent to solicit offers from individuals to purchase shares. As consideration, the Company is obligated to pay the placement agent a commission equal to 7% of the gross proceeds of the offering.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  7  -     COMMITMENTS AND CONTINGENCIES

               Litigation and Claims
               ---------------------

               PSA, Inc.:
               ---------

               As of December 31, 1999, the Company was subject to the following litigation claims:

               During May 1997, a suit was filed by Thomas Halder against the Company and several officers and directors of the Company in the Superior Court of California, San Diego County Case No. 719562, alleging fraud in the issuance of securities of PSAZZ, a subsidiary of the Company. Plaintiff Thomas Halder, has been dismissed as plaintiff per his request and replaced by substitute plaintiff Michael Dupont. Plaintiff Dupont sought to have the case certified as an investor class action, but the Court denied his request. Despite the notice, none has so far joined this action. Thus, the case is, at this time, limited to Mr. Dupont's individual claim pertaining his $75,000 investment. In November 1999, the Court abated the action and required Mr. Dupont to pursue his claim in arbitration, pursuant to his subscription agreement, if he chooses to pursue the matter. If he should, the Company will defend this case vigorously.

               During October 1998, a suit was filed by F. Hawkins and H. Hawkins against the Company in the Superior Court of California, Los Angeles County, Case No. YC033477. Plaintiff F. Hawkins seeks approximately $1 million in additional consideration from the Company, Pacific States Airline Services, Inc. ("PSAS"), a subsidiary of the Company, and certain individual officers and directors for the Company's purchase of her interest in PSAS in June 1998. Plaintiff H. Hawkins seeks damages for breach of an employment contract. The Company and Ms. Hawkins are currently in settlement negotiations relating to this matter, but there is no assurance as to whether a settlement agreement will be reached.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -     COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation and Claims (Continued)
               ---------------------

               PSA, Inc.: (Continued)
               ---------

               Meyer Group Ltd., et al., v. Douglas T. Beaver, et al. Superior Court of California, Orange County, Case No. 775680, Third Amended Cross-Complaint filed June 23, 1998 by defendant Robert
               E. Thompson. The complaint in this action does not name the Company as a defendant. However, individual defendant Robert E. Thompson filed a cross-complaint against over thirty cross-defendants, one of which is American Telecommunications Standards International, Inc. ("ASAT"), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Later, Mr. Thompson also added the Company as a Roe cross-defendant. Briefly, Mr. Thompson alleges that he was fraudulently induced by ASAT and others to invest money in that venture and in other ventures not related to the Company. Mr. Thompson seeks approximately $900,000 from all the cross-defendants. The Company is currently in negotiations to settle all claims with Mr. Thompson for an amount anticipated to be approximately $25,000. The Company believes that this action will be settled and will include a "good faith" dismissal for past and future claims by all claimants. There is no assurance as to whether a settlement agreement will be reached.

               During August, 1999, a suit was filed by Jan Bonner against the Company in the District Court of Harris County, Texas, Case No. 99-39761. Bonner alleges a breach of contract, seeking approximately $20,000, plus 75,000 shares in the Company. The Company believes that this claim has no merit because of a breach of contract and failure to perform by the plaintiff. The case is in preliminary stages.

               The Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998 with American Telecommunications Standards International, Inc. ("ASAT"), which has subsequently changed its name to PSA, Inc. The transaction was entered into by the Walsh Family Trust based on representations by former management that ASAT had no litigation, no material contracts, no liabilities and a positive stockholders' equity. On August 2, 1999, the Securities and Exchange Commission filed a complaint in Federal District Court against fifteen individuals and entities, among which were former management of ASAT, for their roles in a fraudulent offering and market manipulation of the stock of the Company. Neither the Company, its subsidiaries or any of their current management were named in the complaint.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -     COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation and Claims (Continued)
               ---------------------

               PSA, Inc.: (Continued)
               ---------

               During 1999, a suit was filed by FNG & Associates, Inc. against the Company in the Superior Court of California, County of Los Angeles, Case No. BC224041 for compensatory damages of not less than $1,272,000 subject to proof at the time of trial, plus punitive damages, according to proof and attorneys' fees. However, discovery has not yet commenced. The Company is vigorously defending this claim.

               The Company has received a demand from a lawyer purporting to represent a Richard Okoturo, claiming that he is owed $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company is investigating the claim. If appropriate, it will attempt to negotiate it. If negotiation is unsuccessful, it will vigorously defend the claim.

               Pacific States Airline Services, Inc. (PSAS):
               --------------------------------------------

               During 1999, a suit was filed by James Winford against PSAS in the Superior Court of California, San Francisco County, Case No. 30201. Mr. Winford alleges that he was wrongfully terminated from PSAS and seeks damages of $25,000, plus a daily penalty, alleged to be $87,000 at the time of the complaint. The case is in preliminary stages. The Company is vigorously defending this claim.

               During June 1995, a suit was filed by Phyllis Emerson against PSAS in the Superior Court of California, County of Oakland, Case No. 753384-4. This case has been reduced to judgement, on which plaintiff claims approximately $128,000 remains unpaid. The Company, nevertheless, contends that the judgement was improperly perfected, is attempting to negotiate a lesser payment and/or payment terms and, if unsuccessful in that attempt, will challenge the enforceability of the judgement.

               During May 1999, a suit was filed by Douglas Lloyd and Joseph Alibo against PSAS in the Superior Court of California, Fresno County, Case No. 611044-9. There is an unpaid judgement in this employment discrimination case of approximately $21,900. The Company is attempting to negotiate a lesser payment.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -     COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation and Claims (Continued)
               ---------------------

               PSAZZ Air, Inc. (PSAZZ):
               -----------------------

               A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case has been reduced to judgement of approximately $46,000. The Company is attempting to negotiate a lesser amount and/or payment terms.

               The Company and its subsidiaries are also involved in a number of smaller litigations and claims the Company has interposed answers in all cases, except where an answer is not yet due. The Company has established provisions for most of the liabilities represented by these smaller claims, and where provisions have not been established, management believes it will prevail on the merits and intends to vigorously contest the claims. Based on its past experience dealing with such claims, the Company anticipates it will be able to settle most of these smaller litigations with provisions to pay over periods of time, which are manageable for the Company.

               Concentrations of Credit Risk
               -----------------------------

               Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents. As of December 31, 1999, cash and cash equivalents include $1,156,665 in money funds and certificates of deposits maintained at the LGT Bank in Liechenstein. Such funds are uninsured.

               Leases
               ------

               The Company currently leases approximately 6,000 square feet of office space at its business address at a monthly rental rate of $6,505, subject to annual adjustment. Its lease term expires in February 2004.

               Employment Contract
               -------------------

               David E. Walsh, Chairman, Chief Executive Officer and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to a five-year employment agreement, effective on September 30, 1999.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7  -     COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation and Claims (Continued)
               ---------------------

               Employment Contract (Continued)
               -------------------

               Pursuant to the employment agreement, Mr. Walsh received 5,700,000 shares of common stock as additional consideration valued at $1,425,000. The value is being charged to operations over the five-year period of the agreement, of which $89,603 is charged to operations for 1999.

NOTE  8  -     SUPPLEMENTAL CASH FLOW INFORMATION

               During the years ended December 31, 1998 and 1999, with respect to its continuing operations, the Company paid $-0- for interest and income taxes. Interest expense related to the Company's discontinued operations was $50,151 and $98,060 for the years ended December 31, 1998 and 1999, respectively.

               Non-Cash Transactions
               ---------------------

               During the year ended December 31, 1998:

               a. Common stock issued to David Walsh in settlement of liability for prior year's compensation aggregating $682,500.

               b. Common stock issued to David Walsh in settlement of liability for current and prior year's compensation aggregating $212,500 and $787,500, respectively.

               c. Common stock issued for services rendered aggregating
                  $328,360.

               During the year ended December 31, 1999:

               a. Common stock issued in settlement of claims by Walsh Family
                  Trust aggregating $3,975,000.

               b. Common stock issued in settlement of current and prior year's compensation aggregating $404,167 and $565,833, respectively.

               c. Common stock issued for services rendered aggregating
                  $536,359.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9  -     SUBSEQUENT EVENTS

               Reorganization
               --------------

               Pursuant to an Agreement and Plan of Reorganization, effective February 18, 2000, the Company acquired all the outstanding shares of common stock of Canticle Corporation, a Delaware corporation, from the shareholders thereof, in an exchange for $200,000 in cash and 56,000 shares of common stock of the Company. Additional shares of common stock may be issuable to the shareholder of Canticle in the event that the value of the 56,000 shares as of February 18, 2001 is less than $500,000. As a result of this transaction, Canticle has become a wholly-owned subsidiary of PSA effective on February 18, 2000. The acquisition is intended to qualify as a reorganization within the meaning of
               Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

               Stock Issuances
               ---------------

               During the period January 1, 2000 through March 31, 2000, the Company issued approximately 3,000,000 shares of common stock for a consideration approximating $8,200,000, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended.

               Acquisitions
               ------------

               On March 14, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a travel tour operator, specializing in tours for European visitors to the United States. Royal's office is located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received 78,370 shares of restricted common stock of the Company and cash of $350,000.

               On March 15, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Travel Treasures, Inc. ("Travel"), a travel tour operator. Travel is a California corporation currently located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received $30,000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -     SUBSEQUENT EVENTS (Continued)

               Discontinued Operations
               -----------------------

               On March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of PSAS, a wholly-owned subsidiary of the Company. PSAS is an airport/airline services company providing skycap services at various airports in the United States. The purchaser of PSAS was John B. Williams, a member of the board of directors of the Company.

               Pursuant to the terms of the agreement, the Company is entitled to receive $425,000 to be paid in seventeen (17) equal quarterly installments of $25,000, such commencing with and contingent on net profits of PSAS for each subsequent quarter exceeding $25,000. There is no assurance that the Company will receive any of these payments, since they are contingent on PSAS becoming profitable. PSAS has incurred operating losses, since the Company acquired it in 1978. In addition, the Company shall provide funding to PSAS in an amount sufficient to meet PSAS' obligations through April 30, 2000. Such funds advanced by the Company shall be reimbursed to PSA as supplemental payments subsequent to the payment of the $425,000 and based on the same contingent payment formula.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  9  -     SUBSEQUENT EVENTS (Continued)

               Discontinued Operations (Continued)
               -----------------------

               The results of operations for PSAS for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. The following reflects the condensed balance sheet of PSAS as of December 31, 1999 and the summarized results of operations for the years ending December 31, 1998 and 1999:


                                                                                   December 31,
                                                                                       1999
                                                                                  --------------
                     CURRENT ASSETS
                       Cash and cash equivalents                                  $         965
                       Trade receivables, less allowance for
                         doubtful accounts                                              170,875
                                                                                  --------------

                           TOTAL CURRENT ASSETS                                         171,840

                     PROPERTY AND EQUIPMENT - NET                                        34,796
                                                                                  --------------

                           TOTAL ASSETS                                           $     206,636
                                                                                  ==============


                     CURRENT LIABILITIES
                       Accounts payable and accrued
                         liabilities                                              $     839,165
                       Loans payable                                                    171,284
                                                                                  --------------

                           TOTAL CURRENT LIABILITIES                                  1,010,449
                                                                                  --------------

                     NET LIABILITIES                                              $     803,813
                                                                                  ==============

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9  -     SUBSEQUENT EVENTS (Continued)

               Discontinued Operations (Continued)
               -----------------------

               Summarized results of operations of PSAS for the years ending December 31, 1998 and 1999 are as follows:


                                                                                        For the Years Ended
                                                                                           December 31,
                                                                                  ------------------------------
                                                                                       1998           1999
                                                                                  --------------  --------------

                     REVENUE                                                      $   2,028,988   $   1,550,980
                                                                                  ==============  ==============

                     OPERATING EXPENSES                                           $   2,487,267   $   2,272,295
                                                                                  ==============  ==============

                     LOSS FROM DISCONTINUED OPERATIONS                            $    (458,279)  $    (721,315)
                                                                                  ==============  ==============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of December 31, 1999, the officers and directors of Canticle Corporation were:

Name                        Age            Position
----                        ---            --------
James M. Cassidy            64             President, Secretary, Director

         As of December 31, 1999, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director was not acting on behalf of or at the direction of any other person.

         The sole officer and director of Canticle resigned effective upon completion of the Acquisition. Upon the resignation of the sole officer and director of Canticle the following persons were appointed to the respective offices of the Company:

Name                      Age               Title
----                      ---               -----

David E. Walsh            50      Chairman, Chief Executive Officer, President,
                                    Director
Michael Handelman         40      Chief Financial Officer
Manju Seeram              25      Secretary
John J. Fitzpatrick       53      Director
Eric Carlson              49      Director


          DAVID E. WALSH. Chairman, Chief Executive Officer, President and Director of the Company. From 1994 to present, Mr. Walsh has devoted his efforts to the formation of the Company and its subsidiaries. From 1992 to 1993, Mr. Walsh was affiliated with Merrill Lynch in their Institutional Client Services Group. From 1983 to 1992, Mr. Walsh operated Walsh Holding Company, a diversified real estate development, construction and financing organization. Mr. Walsh is a commissioned officer in the United States Naval Reserve. Mr. Walsh received a Bachelor of Philosophy degree from Northwestern University, Evanston, Illinois.

          MICHAEL HANDELMAN. Chief Financial Officer of the Company. Mr. Handelman has been the Chief Financial Officer of the Company since January, 2000. From July, 1996 to July, 1999, Mr. Handelman was the Vice President and Chief Financial Officer of Jane International Inc., a publicly held manufacturer of functional children's products. From October, 1993 to June, 1996, Mr. Handelman was Vice President and Chief Financial Officer of LAK Acquisition Corporation which owned the Los Angeles Kings hockey franchise. Prior to that Mr. Handelman spent twelve years in various positions in public accounting. Mr. Handelman graduated from Brooklyn College with a Bachelors degree in Accounting.

          MANJU SEERAM. Secretary of the Company. From March 2000 to the present, Ms. Seeram has served as Secretary of the Company. From 1997 through the present, Ms. Seeram has been employed by the Company as Executive Assistant to the President. Prior to joining the Company, Ms. Seeram was a student at West Los Angeles College from which she graduated in 1997.

          JOHN J. FITZPATRICK. Director of the Company. Since 1992, Mr. Fitzpatrick has been employed as Vice President of Business Development and Government Sales by Dupont Flooring Systems, a division of Dupont, Inc. and its predecessor companies. From 1982 to 1992, he has been employed by Karastan Bigelow, a division of Fieldcrest Cannon, Inc. as manager of government sales and national accounts. Mr. Fitzpatrick is a retired Captain in the United States Naval Reserve where his last active duty assignment was to serve as Deputy Reserve Intelligence Area Commander for Manpower Management in Washington, D.C. He serves as Chairman of the Company's Executive Committee. Mr. Fitzpatrick received a Bachelor in Science degree from the University of Dayton and a Masters in Business Administration degree from St. Johns University.

          ERIC CARLSON. Director of the Company. Mr. Carlson has been a Director of the Company since February, 1999. Mr. Carlson has served as both a Director and Corporate Officer for a number of corporations over the last 16 years. Mr. Carlson has served in the United States Navy. He received a Bachelor of Arts degree in Finance, with an emphasis in accounting, management and economics. In addition, Mr. Carlson currently holds a number of professional licenses in the area of investment and finance.

ITEM 10.  EXECUTIVE COMPENSATION

          David E. Walsh, Chairman, Chief Executive Officer, and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to an employment agreement effective on September 30, 1999.

          Michael Handelman, Chief Financial Officer, receives a salary of $120,000 per annum.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table contains information regarding the shareholdings of PSA's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of the date of this Annual Report):

                                            Number of Shares of                 Percent of
                                            Common Stock Beneficially           Common Stock
Name                                        Owned (1)                           Beneficially Owned (2)
----                                        ---------                           ----------------------
Walsh Family Trust                          17,324,319(2)                       53.05%
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

David E. Walsh                              9,637,404 (2)                       29.51%
Chairman, Chief Executive Officer,
Director
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Michael Handelman                           *                                   *
Chief Financial Officer
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Manju Seeram                                *                                   *
Secretary
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

John J. Fitzpatrick                         *                                   *
Director
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Eric Carlson                                *                                   *
Director
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

All Officers and Directors                  26,961,723                          82.56%
As a Group (5 persons)

*Less than 1% of the outstanding shares.

(1) Percentages based upon 32,657,030 shares of the Company common stock outstanding.

(2) Mr. Walsh may also be deemed to be the beneficial owner of stock owned by the Walsh Family Trust.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS OF PSA

          On March 13, 1998, PSA entered into a stock exchange agreement and plan of reorganization, whereby the Company acquired PSA, Inc. a California corporation, which it subsequently merged into the Company. Control of the corporation shifted to the Walsh Family Trust, David E. Walsh, Trustee, and the Company changed its name to the Company's current name. David E. Walsh and other individuals replaced the existing officers and directors. This transaction resulted in the issuance to the Walsh Family Trust of 23,738,657 shares of PSA's common stock which, after issuance, was to have equaled 81.58% of the outstanding common stock at the time of the reorganization. The Walsh Family Trust owned 97% of the common stock of the acquired California entity prior to the acquisition by the Company.

          On March 20, 1998 the Board of Directors (with Mr. Walsh abstaining) authorized an amendment to the Articles of Incorporation of PSA to increase the authorized number of shares of common stock from 30,000,000 shares to 75,000,000 shares with a $0.001 par value per share.

          On May 20, 1998, the Board of Directors approved the issuance of 2,730,000 shares of unrestricted common stock to David E. Walsh in consideration for his management services to PSA during 1997. On June 15, 1998, the Board of Directors approved 4,000,000 shares of restricted common stock to be issued to Mr. Walsh for past services from May, 1994 through May, 1998, excluding calendar year 1997.

          On June 29, 1998, the Board of Directors approved the final acquisition of PSAS and the issuance of 500,000 shares of restricted common stock to Frankie Hawkins and 250,000 shares of restricted common stock to Amy Saxton in exchange for 100% of the issued and outstanding common stock of PSAS.

          On September 8, 1998, the Board of Directors authorized and a vote of the majority shareholders approved a one for fifty (1:50) reverse split of the 43,082,984 shares of issued and outstanding common stock as of September 1, 1998 to be effective upon the filing date, September 16, 1998, which resulted in issued and outstanding common stock totaling of 861,660 shares.

          On March 10, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors (with Mr. Walsh abstaining) approved the issuance of 5,300,000 shares of common stock (pre-dividend) to the Walsh Family Trust to correct inequities created by undisclosed liabilities and undisclosed stock transactions implemented by former management and/or their agents before the March 13, 1998 acquisition. The stock was also issued in consideration for subsequent unauthorized stock transactions by this former management, which were not disclosed to current management, and in consideration for the Walsh Family Trust not rescinding the business combination between the California entity and the Company.

          On March 12, 1999, the Board of Directors (with Mr. Walsh abstaining) and a vote of the majority shareholders approved declared a stock dividend and approved for issuance to each of the shareholders of the common stock who was a shareholder of record on May 14, 1999, as a stock dividend, two shares of restricted common stock for each outstanding share of the common stock owned by each shareholder.

          On March 15, 1999, the Board of Directors (with Mr. Walsh abstaining) approved the issuance of 1,545,000 shares of unrestricted common stock (pre-dividend) to David E. Walsh as consideration for compensation for his management services to the Company for past services from June, 1998 through May, 1999.

          On September 15, 1999, the Board of Directors (with Mr. Walsh abstaining) approved the issuance of 5,733,130 shares of restricted common stock of which 5,700,000 shares were to be issued to David Walsh pursuant to a five-year employment agreement.

          On March 14, 2000, the Board of Directors (with Mr. Williams, then a member of the PSA board of directors, abstaining) approved the sale of all the shares of PSAS to John D. Williams, then a director of the Company. Mr. Williams subsequently resigned as a director of PSA.

          On March 14, 2000, the Board of Directors approved the issuance of 78,370 shares of restricted common stock and payment of $350,000 to Richard Sondheim in exchange for all the shares of Royal International Tours, Inc.

REGULATION S OFFERING

          On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, PSA offered to sell a maximum of $20,000,000 of shares of its common stock at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase was $25,000, subject to PSA's right to accept less. Approximately 4,462,000 shares have been purchased yielding approximately $11,096,000 in sale proceeds. Per share price varied from $2.00 to $10.50. This offering is continuing. PSA intends to use the net proceeds of this private placement of its common stock to fund some of its acquisitions and for working capital. There is no assurance that PSA will be able to sell any additional shares of its common stock in the course of this offering.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

2.1. Agreement and Plan of Reorganization between PSA, Inc. and Canticle Corporation filed as Exhibit to Form 8-K filed 2/18/00 (file no. 0-26413).

(b) No reports on Form 8-K were filed in the last quarter of the period covered by this report, but a Form 8-K reflecting the Acquisition was filed February 18, 2000 and a Form 8-K reflecting the sale of PSAS and the acquisition of Royal International Tours, Inc. was filed March 24, 2000 (file no. 0-26413).

                                   SIGNATURES

          In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                     PSA, INC.


                                                     By /S/ David E. Walsh
                                                        ------------------------
                                                        David E. Walsh
                                                        President

                                                     By /S/ Michael Handelman
                                                        ------------------------
                                                        Michael Handelman
                                                        Chief Financial Officer


Name                                 Title                      Date
----                                 -----                      ----


/S/ David E. Walsh                   Director                   April  13, 2000
------------------------
David E. Walsh

/S/ Robert E. Root                   Director                   April  13, 2000
------------------------
Robert E. Root

/S/ John J. Fitzpatrick              Director                   April  13, 2000
------------------------
John J. Fitzpatrick

/S/ Eric Carlson                     Director                   April  13, 2000
------------------------
Eric Carlson

/S/ John D. Williams                 Director                   April  13, 2000
------------------------
John D. Williams