Form 10QSB
period 2000-03-31
PSA INC /NV
filed 2000-05-19
CIK 1065001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                                             to
                               -------------------------------------------
                                                                            .
----------------------------------------------------------------------------

Commission File Number 0-29627



                                    PSA, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)

     District of Nevada                                        88-0212662
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                           9800 South Sepulveda Blvd.
                                    Suite 810
                              Los Angeles, CA 90045
                    (Address of principal executive offices)

                                 (310) 258-0500
                           (Issuer=s telephone number)

   ---------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   ( X )                              No   (    )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,702,548 shares of Common Stock, $.001 par value, were outstanding as of May 15, 2000.

Transitional Small Business Disclosure Forms (check one):

             Yes   (    )                              No   ( X )

ITEM I - FINANCIAL STATEMENTS.

                                    PSA, INC.

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2000








                                                                       PAGE NOS.
                                                                       ---------

PART I - FINANCIAL INFORMATION:

       CONSOLIDATED BALANCE SHEETS                                         1
         At December 31, 1999 and March 31, 2000

       CONSOLIDATED STATEMENTS OF OPERATIONS                               2
         For the Three Months Ended March 31, 1999
         For the Three Months Ended March 31, 2000

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         (DEFICIENCY)                                                     3-4
         For the Three Months Ended March 31, 1999
         For the Three Months Ended March 31, 2000

       CONSOLIDATED STATEMENTS OF CASH FLOWS                               5
         For the Three Months Ended March 31, 1999
         For the Three Months Ended March 31, 2000

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-25


    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                                    PSA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                  At December 31,   At March 31,
                                                       1999             2000
                                                   -------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                       $  1,183,289    $  7,246,088
   Marketable securities                              1,685,378       1,032,625
                                                   -------------   -------------

     TOTAL CURRENT ASSETS

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $250                                        -          14,750

EXCESS OF COST OVER NET ASSETS OF BUSINESSES
  ACQUIRED - net of accumulated amortization
  of $11,649                                                  -       1,202,326

CAPITALIZED SOFTWARE COSTS                                    -         517,500

OTHER ASSETS                                                  -           9,725
                                                   -------------   -------------

     TOTAL ASSETS                                  $  2,868,667    $ 10,023,014
                                                   =============   =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------


CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $  2,831,997    $  3,235,952
  Due to officer                                         25,191           9,033
  Net current liabilities of discontinued
    operations                                          803,813               -
                                                   -------------   -------------
     TOTAL CURRENT LIABILITIES                        3,661,001       3,244,985
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6,
  8, 9 and 12)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $.001 per share;
    authorized 75,000,000 shares; issued and
    outstanding 30,814,919 and 33,757,967
    shares at December 31, 1999 and March
    31, 2000, respectively                               30,814          33,757
  Additional paid-in capital                         14,056,972      23,739,000
  Unearned compensation                              (1,335,937)     (1,264,687)
  Accumulated deficit                               (13,823,433)    (15,794,321)
  Accumulated other comprehensive income                279,250          64,280
                                                   -------------   -------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)           (792,334)      6,778,029
                                                   -------------   -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)                        $  2,868,667    $ 10,023,014
                                                   =============   =============

See notes to consolidated financial statements.

                                   PSA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1999             2000
                                                   -------------   -------------
REVENUES - NET                                     $          -    $    126,242
                                                   -------------   -------------

OPERATING EXPENSES:
  Cost of travel sales                                        -         107,501
  Selling, general and administrative                   803,368       1,512,351
  Software development                                        -          83,786
  Compensatory element of stock issuances
    pursuant to consulting and other agreements         429,167               -
                                                   -------------   -------------
     TOTAL OPERATING EXPENSES                         1,232,535       1,703,638
                                                   -------------   -------------
OPERATING LOSS                                       (1,232,535)     (1,577,396)

OTHER (EXPENSE) INCOME:
  Costs of acquisition of Canticle Corporation                -        (700,000)
  Issuance of common shares in settlement of
    dispute with principal shareholder               (3,975,000)              -
  Net realized gain on sale of securities                     -         277,368
  Interest income                                             -          50,340
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                              (5,207,535)     (1,949,688)

PROVISION FOR INCOME TAXES                                    -               -
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS                      (5,207,535)     (1,949,688)

LOSS FROM DISCONTINUED OPERATIONS, Net of
  income taxes of $-0- and $-0-, respectively          (160,068)        (21,200)
                                                   -------------   -------------
NET LOSS                                           $ (5,367,603)   $ (1,970,888)
                                                   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                       $      (0.84)   $      (0.06)
  From discontinued operations                            (0.02)              -
                                                   -------------   -------------
NET LOSS PER SHARE                                 $      (0.86)   $      (0.06)
                                                   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                     6,209,997      32,461,301
                                                   =============   =============

See notes to consolidated financial statements.


                                                  PSA, INC.

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  (UNAUDITED)

                                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                    Common Stock                Paid-in
                                              Per Share      -----------------------------      Capital
                                                Amount          Shares          Amount         Par Value
                                             -------------   -------------   -------------   -------------
                                                                 (1)
Balance - December 31, 1998                                     2,497,330    $      2,497    $  4,277,905
                                                                                             -------------

Comprehensive income:
  Net loss                                                              -               -              -
  Other comprehensive income:
     Unrealized gain on marketable
       Securities                                                       -               -              -
                                                                                             -------------
       Total Comprehensive Income

Shares issued in settlement of claims
  by Walsh Family Trust                              .250      15,900,000          15,900       3,959,100
Issuance of common stock for services
  Rendered                                           .211       4,710,000           4,710         990,290
                                                             -------------   -------------   -------------
Balance - March 31, 1999                                       23,107,330    $     23,107    $  9,227,295
                                                             =============   =============   =============
                                                                             Accumulated
                                                                                 Other
                                               Unearned      Accumulated     Comprehensive
                                             Compensation       Deficit         Income            Total
                                             -------------   -------------   -------------   -------------
Balance - December 31, 1998                  $          -    $ (6,212,207)   $          -    $ (1,931,805)
                                                                                             -------------
Comprehensive income:
  Net loss                                              -      (5,367,603)                     (5,367,603)
  Other comprehensive income:
    Unrealized gain on marketable
      securities                                        -                                               -
                                                                                             -------------
      Total Comprehensive Income                                                               (5,367,603)
                                                                                             -------------
Shares issued in settlement of claims
  by Walsh Family Trust                                 -               -               -       3,975,000
Issuance of common stock for services
  rendered                                              -               -               -         995,000
                                             -------------   -------------   -------------   -------------
Balance - March 31, 1999                     $          -    $(11,579,810)   $          -    $ (2,329,408)
                                             =============   =============   =============   =============

(1) Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.


See notes to consolidated financial statements.


                                                   PSA, INC.

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 (UNAUDITED)

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                    Common Stock                Paid-in
                                              Per Share      -----------------------------      Capital
                                                Amount          Shares          Amount         Par Value
                                             -------------   -------------   -------------   -------------
                                                                 (1)

Balance - December 31, 1999                                    30,814,919    $     30,814    $ 14,056,972
                                                                                             -------------
Comprehensive income (loss):
  Net loss                                                              -               -               -
  Other comprehensive income (loss):
    Unrealized loss on marketable
      Securities - net of
      Reclassification adjustments                                      -               -               -
                                                                                             -------------
     Total Comprehensive Income (Loss)                                                                  -
                                                                                             -------------
Shares issued for acquisition of
  Canticle Corp.                                     8.93          56,000              56         499,944
Shares issued for acquisition of Royal
  International Tours, Inc.                          2.00          78,370              78         391,772
Issuance of common stock under Reg. S                3.13       2,808,678           2,809       8,790,312
Amortization of unearned compensation                                   -               -               -
                                                             -------------   -------------   -------------
Balance - March 31, 2000                                       33,757,967    $     33,757    $ 23,739,000
                                                             =============   =============   =============

                                                                             Accumulated
                                                                                 Other
                                               Unearned      Accumulated     Comprehensive
                                             Compensation       Deficit         Income            Total
                                             -------------   -------------   -------------   -------------
Balance - December 31, 1999                  $ (1,335,937)   $(13,823,433)   $    279,250    $   (792,334)
                                                                                             -------------
Comprehensive income (loss):
  Net loss                                              -      (1,970,888)              -      (1,970,888)
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of
      reclassification adjustments                      -               -        (214,970)       (214,970)
                                                                                             --------------
     Total Comprehensive Income (Loss)                                                          (2,185,858)
                                                                                             --------------
Shares issued for acquisition of
  Canticle Corp.                                        -               -               -         500,000
Shares issued for acquisition of Royal
  International Tours, Inc.                             -               -               -         391,850
Issuance of common stock under Reg. S                   -               -               -       8,793,121
Amortization of unearned compensation              71,250               -               -          71,250
                                             -------------   -------------   -------------   -------------
Balance - March 31, 2000                     $ (1,264,687)   $(15,794,321)   $     64,280    $  6,778,029
                                             =============   =============   =============   =============

(1) Share amounts have been restated to reflect the one-for- fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999. See notes to consolidated financial statements.


                                              PSA, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            For the Three Months Ended
                                                                                      March 31,
                                                                           -----------------------------
                                                                               1999            2000
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $ (5,367,603)   $ (1,970,888)
  Adjustments to reconcile net loss to net cash
    used in operating activities from continuing
    operations:
      Loss from discontinued operations                                         160,068          21,200
      Compensatory element of stock issuances                                   429,167               -
      Common stock issued in settlement of claims by
        Walsh Family Trust                                                    3,975,000               -
      Costs of acquisition of Canticle Corporation                                    -         700,000
      Depreciation and amortization                                                   -          11,899
      Amortization of unearned compensation                                           -          71,250
      Gain on sale of marketable securities                                           -        (277,368)

  (Increase) decrease in assets and liabilities, net
    of effects from acquisitions:
      Other assets                                                                    -          (9,725)
      Accounts payable and accrued liabilities                                  (24,019)        (21,170)
      Due from officer                                                          492,336         (16,158)
                                                                           -------------   -------------
        NET CASH USED IN OPERATING ACTIVITIES                                  (353,680)     (1,490,960)
                                                                           -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for acquisitions                                                       -        (612,000)
  Payments for capitalized software costs                                             -        (517,500)
  Purchase of marketable securities                                                   -      (1,397,305)
  Proceeds from sale of marketable securities                                         -       2,112,456
                                                                           -------------   -------------
        NET CASH USED IN INVESTING ACTIVITIES                                         -        (414,349)
                                                                           -------------   -------------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                              -       8,793,121
                                                                           -------------   -------------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                              360,769        (825,013)
                                                                           -------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         7,089       6,062,799

CASH AND CASH EQUIVALENTS - BEGINNING                                               294       1,183,289
                                                                           -------------   -------------

CASH AND CASH EQUIVALENTS - ENDING                                         $      7,383    $  7,246,088
                                                                           =============   =============


See notes to consolidated financial statements.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000


NOTE  1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE  2 - BUSINESS

PSA, Inc. (the "Company") was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ASAT"), the Company completed its merger with PSA, Inc., a California corporation, ("PSA of California") in April 1998. In connection with the merger, ASAT changed its name to the Company's present name.

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

In conjunction with its business plan, during March of 2000, the Company acquired 100% of the outstanding stock of two travel tour operators for cash and shares of its common stock (see Note 5 - Acquisitions).

As discussed further in Note 6, on March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of PSAS to a member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operations.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999 and March 31, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Property and Equipment
----------------------

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of five years.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------

The excess of the purchase price over the fair market value of net assets of businesses acquired is being amortized using the straight-line method over 5 years.

Capitalized Software Costs
--------------------------

The Company capitalizes costs of computer software developed or obtained for internal use. Capitalized costs primarily include the cost of a software license purchased from a third party (Note 9). The costs will be amortized on a straight-line basis over five years, commencing when the computer software is ready for its intended use. As of March 31, 2000, the use of the computer software had not commenced.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and excess of cost over net assets of businesses acquired, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Recognition of Income
---------------------

Income and direct expenses related to travel sales are recognized as revenue and expenses during the month of travel.

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. Advertising expense for the three months ended March 31, 1999 and 2000 approximated $11,031 and $22,009, respectively.

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
-----------------------------------

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

Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 132, "Employers" Disclosures About Pensions and Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not address liability measurement or expense recognition. There was no effect on financial position or results of operations as a result of adopting SFAS No. 132.

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  4 - MARKETABLE SECURITIES

Marketable securities consist of the following:
                               At December 31, 1999                At March 31, 2000
                      -----------------------------------   ---------------------------------
                                   Unrealized     Fair                 Unrealized     Fair
                                    Holdings     Market                  Holdings    Market
                         Cost        Gains       Value         Cost       Gains       Value
                      ----------   ---------   ----------   ---------   --------   ----------

Equity securities     $1,406,128   $ 279,250   $1,685,378   $ 968,345   $ 64,280   $1,032,625
                      ==========   =========   ==========   =========   ========   ==========

No deferred taxes have been provided for unrealized holding gains.

The equity securities are maintained in an account at LGT Bank located in Zurich, Switzerland.

NOTE  5 - ACQUISITIONS

Canticle Corporation
--------------------

Pursuant to an Agreement and Plan of Reorganization, effective February 18, 2000, the Company acquired all the outstanding shares of common stock of Canticle Corporation ("Canticle"), a Delaware corporation, from the shareholders thereof, in an exchange for $200,000 in cash and 56,000 shares of common stock of the Company valued at $500,000. As a result of this transaction, Canticle has become a wholly-owned subsidiary of PSA effective on February 18, 2000. The acquisition is intended to qualify as a reorganization within the meaning of
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

Canticle had no operating history nor any revenues or earnings from operations. Canticle had no significant assets and no financial resources. In evaluating Canticle as a candidate for the proposed acquisition, the Company placed a primary emphasis on Canticle's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and Canticle's facilitation of the Company becoming a reporting company under the Act. Accordingly, the cost of the acquisition, $700,000, has been charged to operations during the three months ended March 31, 2000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  5 - ACQUISITIONS (Continued)

Royal International Tours, Inc.
-------------------------------

On March 14, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a travel tour operator, specializing in tours for European visitors to the United States. Royal's office is located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received 78,370 shares of restricted common stock of the Company valued at $391,850 and cash of $350,000.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,183,975 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of Royal from the date of acquisition, March 14, 2000.

Travel Treasures, Inc.
----------------------

On March 15, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Travel Treasures, Inc. ("Travel"), a travel tour operator. Travel is a California corporation currently located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received $30,000.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $30,000 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of Travel from the date of acquisition, March 15, 2000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  6 - DISCONTINUED OPERATIONS

On March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of PSAS, a wholly-owned subsidiary of the Company. PSAS is an airport/airline services company providing skycap services at various airports in the United States. The purchaser of PSAS was a member of the Board of Directors of the Company.

Pursuant to the terms of the agreement, the Company is entitled to receive $425,000 to be paid in 17 equal quarterly installments of $25,000, commencing with and contingent on net profits of PSAS for each subsequent quarter exceeding $25,000. There is no assurance that the Company will receive any of these payments, since they are contingent on PSAS becoming profitable. PSAS has incurred operating losses, since the Company acquired it in 1998. In addition, the Company shall provide funding to PSAS in an amount sufficient to meet PSAS' obligations through April 30, 2000. Such funds advanced by the Company shall be reimbursed to the Company as supplemental payments subsequent to the payment of the $425,000 and based on the same contingent payment formula.

Due to the uncertainty related to the payment of the purchase price, the Company has not recognized any receivable from the purchaser and any gain related to this sale.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  6 - DISCONTINUED OPERATIONS (Continued)

The results of operations for PSAS for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. The following reflects the condensed balance sheet of PSAS as of December 31, 1999, the summarized results of operations for the three months ending March 31, 1999 and for the period beginning January 1, 2000 and ending March 14, 2000:


                                                                     At
                                                                 December 31,
                                                                     1999
                                                                ------------

     CURRENT ASSETS
       Cash and cash equivalents                                $       965
       Accounts receivables, less allowance
         for doubtful accounts                                      170,875
                                                                ------------
           TOTAL CURRENT ASSETS                                     171,840

     PROPERTY AND EQUIPMENT - NET                                    34,796
                                                                ------------
           TOTAL ASSETS                                         $   206,636
                                                                ============

     CURRENT LIABILITIES
       Accounts payable and accrued
         liabilities                                            $   839,165
       Loans payable                                                171,284
                                                                ------------
           TOTAL CURRENT LIABILITIES                            $ 1,010,449
                                                                ============
     NET LIABILITIES                                            $  (803,813)
                                                                ============

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000


NOTE  6 - DISCONTINUED OPERATIONS (Continued)

Summarized results of operations of PSAS are as follows:

                                                                       For the Period
                                                   For the                Beginning
                                                Three Months           January 1, 2000
                                               Ended March 31,       and Ending March 14,
                                                     1999                     2000
                                               ---------------       --------------------

        REVENUE                                  $  390,760                $ 397,733
                                                 ===========               ==========

        OPERATING EXPENSES                       $  550,828                $ 420,326
                                                 ===========               ==========

        LOSS FROM DISCONTINUED
           OPERATIONS                            $ (160,068)               $ (22,593)
                                                 ===========               ==========


NOTE  7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


                                                           December 31,          March 31,
                                                                1999                2000
                                                           ------------         ------------
      Accrued claims and litigation
       settlements                                         $   550,000          $   550,000
      Accrued professional fees                              1,045,137              871,849
      Customer deposits and accrued tour costs                       -              425,125
      Retained liabilities of discontinued
         operations                                            628,538              888,307
      Other                                                    608,322              500,671
                                                           ------------         ------------

                                                           $ 2,831,997          $ 3,235,952
                                                           ============         ============

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  8 - STOCKHOLDERS' EQUITY (DEFICIENCY)

The transactions discussed below have been retroactively restated to reflect the one-for-fifty reverse stock split effected on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

Common Stock Issuances
----------------------

On March 13, 1998, the Company entered into a stock exchange agreement and plan of reorganization, whereby the Company acquired PSA of California, which it subsequently merged into the Company. Control of the corporation shifted to the Walsh Family Trust, David E. Walsh, Trustee, and the Company changed its name to the Company's current name. David E. Walsh and other individuals replaced the existing officers and directors. This transaction resulted in the issuance to the Walsh Family Trust of 1,424,319 shares of the Company's common stock, which, after issuance, was to have equaled 81.58% of the outstanding common stock at the time of the reorganization. The Walsh Family Trust owned 97% of the common stock of the acquired California corporation prior to the acquisition by the Company.

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

On March 10, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors approved the issuance of 15,900,000 shares of common stock to the Walsh Family Trust to correct inequities created by undisclosed liabilities and undisclosed stock transactions implemented by former management and/or their agents before the March 13, 1998 acquisition. The stock was also issued in consideration for subsequent unauthorized stock transactions by this former management, which were not disclosed to current management, and in consideration for the Walsh Family Trust not rescinding the business combination between the California corporation and the Company.

On March 15, 1999, the Board of Directors approved the issuance of 4,635,000 shares of unrestricted common stock valued at $970,000 to David E. Walsh, as consideration for compensation of his management services to the Company for past services from June 1998 through May 1999.

On September 15, 1999, the Board of Directors approved the issuance of 5,700,000 shares of restricted common stock valued at $1,425,000 to David E. Walsh, pursuant to a five-year employment agreement.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  8 - STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

Regulation S Offering
---------------------

On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, the Company offered to sell a maximum value of $20,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase value was $25,000, subject to the Company's right to accept less. Through December 31, 1999, 1,462,294 shares were sold, yielding $2,896,025 in proceeds, net of commissions. Per share prices varied from $2.00 to $10.50. During the three months ended March 31, 2000, 2,808,678 shares have been sold yielding $8,793,144 in proceeds, net of commissions. Per share prices varied from $2.00 to $7.15. The Company intends to use the net proceeds of this offering of its common stock to fund future acquisitions and for working capital. There is no assurance that the Company will be able to sell any additional shares of its common stock in the course of this offering.

In connection with this offering, the Company entered into an exclusive agreement with a placement agent to solicit offers from individuals to purchase shares. As consideration, the Company is obligated to pay the placement agent a commission equal to 7% of the gross proceeds of the offering.

NOTE  9 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims
---------------------

As of March 31, 2000, the Company was subject to the following litigation claims:

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims (Continued)
---------------------

PSA, Inc.:
---------

During May 1997, a suit was filed by Thomas Halder against the Company and several officers and directors of the Company in the Superior Court of California, San Diego County Case No. 719562, alleging fraud in the issuance of securities of PSAZZ, a subsidiary of the Company. Plaintiff Thomas Halder, has been dismissed as plaintiff per his request and replaced by substitute plaintiff Michael Dupont. Plaintiff Dupont sought to have the case certified as an investor class action, but the Court denied his request. Despite the notice, none has so far joined this action. Thus, the case is, at this time, limited to Mr. Dupont's individual claim pertaining to his $75,000 investment. In November 1999, the Court abated the action and required Mr. Dupont to pursue his claim in arbitration, pursuant to his subscription agreement, if he chooses to pursue the matter. If he should, the Company will defend this case vigorously.

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

PSA of California entered into a stock exchange agreement and plan of reorganization on March 13, 1998 with American Telecommunications Standards International, Inc. ("ASAT"), which has subsequently changed its name to PSA, Inc. The transaction was entered into by the Walsh Family Trust based on representations by former management that ASAT had no litigation, no material contracts, no liabilities and positive stockholders' equity. On August 2, 1999, the Securities and Exchange Commission filed a complaint in Federal District Court against fifteen individuals and entities, among which were former management of ASAT, for their roles in a fraudulent offering and market manipulation of the stock of the Company. Neither the Company, its subsidiaries or any of their current management were named in the complaint.

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

The Company has received a demand from a lawyer purporting to represent someone claiming that he is owed $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company is investigating the claim. If appropriate, it will attempt to negotiate it. If negotiation is unsuccessful, it will vigorously defend the claim.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  9 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims (Continued)
---------------------

Pacific States Airline Services, Inc. ("PSAS"):
--------------------------------------------

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

PSAZZ Air, Inc. ("PSAZZ"):
-----------------------

A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case has been reduced to judgement of approximately $46,000. The Company is attempting to negotiate a lesser amount and/or payment terms.

Other
-----

The Company and its subsidiaries are also involved in a number of smaller litigations and claims. The Company has interposed answers in all cases, except where an answer is not yet due. The Company has established provisions for most of the liabilities represented by these smaller claims, and where provisions have not been established, management believes it will prevail on the merits and intends to vigorously contest the claims. Based on its past experience dealing with such claims, the Company anticipates it will be able to settle most of these smaller litigations with provisions to pay over periods of time, which are manageable for the Company.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE  9 - COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents. As of December 31, 1999 and March 31, 2000, cash and cash equivalents include $1,156,665 and $7,067,181, respectively, in money funds and certificates of deposits maintained at a foreign bank (LGT Bank located in Zurich, Switzerland). Such funds are uninsured.

Leases
------

The Company currently leases approximately 6,000 square feet of office space at a monthly rental rate of $6,505, subject to annual adjustment. Its lease term expires in February 2004.

Employment Contract
-------------------

David E. Walsh, Chairman, Chief Executive Officer and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to a five-year employment agreement, effective on September 30, 1999.

Pursuant to the employment agreement, Mr. Walsh received 5,700,000 shares of common stock as additional consideration valued at $1,425,000 in 1999. The value is being amortized over the five-year period of the agreement, of which $71,250 was charged to operations for the three months ended March 31, 2000.

Computer Software License and Services
--------------------------------------

On March 30, 2000, the Company entered into a software license and services agreement with Datalex Limited, a company located in Dublin, Ireland. The agreement calls for the Company to license certain computer software pertaining to tour travel system for a five-year period. The cost of the license is $1,725,000, of which $517,500 was paid in March, and $517,500 is payable upon software delivery, $345,000 is payable upon acceptance of the software and the balance, $345,000, is payable 60 days after delivery. The agreement also calls for annual software maintenance costing $245,250 per year, payable in advance.

The $517,500 payment made in March of 2000 has been reflected on the March 31, 2000 consolidated balance sheet as a capitalized cost of computer software developed or obtained for internal use.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE 10  - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 1999 and 2000, with respect to its continuing operations, the Company paid $-0- for interest and income taxes.

Non-Cash Transactions
---------------------

During the three months ended March 31, 2000, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheet and income statement as of March 31, 2000:


            Property and equipment                            $    15,000
            Intangibles                                         1,213,975
            Accounts payable and accrued liabilities            (425,125)
            Equity                                              (891,850)
            Costs of acquiring Canticle charged to
              operations                                          700,000
                                                              ------------
                Net Cash Used for Acquisitions                $   612,000
                                                              ============


During the three months ended March 31, 1999:

a. Common stock issued in settlement of claims by Walsh Family Trust aggregating $3,975,000.

b. Common stock issued in settlement of 1999 and prior year's compensation aggregating $404,167 and $565,833, respectively.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE 11 - PROFORMA INFORMATION

The Company's consolidated financial statements for the three months ended March 31, 1999 do not include the results of operations of Royal and Travel and the consolidated financial statements for the three months ended March 31, 2000 do not include the results of operations of Royal for the period from January 1, 2000 through March 14, 2000 and Travel for the period January 1, 2000 through March 15, 2000. The following summarizes the proforma results of operations for the three months ended March 31, 1999 and 2000, assuming the foregoing acquisitions had occurred on January 1, 1999 and 2000:


                                                         1999           2000
                                                     ------------   ------------

        Revenues - Net                               $   659,382    $   688,339
                                                     ============   ============
        Loss from Operations                         $(1,165,963)   $(1,616,271)
                                                     ============   ============
        Loss Before Taxes                            $(5,140,963)   $(1,988,563)
                                                     ============   ============
        Basic and Diluted Net Loss Per Share         $      (.83)   $      (.06)
                                                     ============   ============


NOTE 12  - SUBSEQUENT EVENT

Acquisition - S.M.A. Real Time Inc. ("SMA")
-------------------------------------------

On May 4, 2000, the Company entered into an agreement to transfer to SMA $10 million in cash and 1,958,824 shares of common stock, valued at $12 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration is payable and/or issuable to SMA as follows:

                  $1,250,000 in cash on May 4, 2000
                  $3,750,000 in cash on May 16, 2000
                  $5,000,000 due October 4, 2000
                  1,958,824 shares of the Company's common stock

SMA provides a wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. SMA's principal activities include studio videotape recording, film to videotape transfer, computer generated visual effects and the coloring, creation of customized virtual studio sets, editing and dubbing of various form of emerging media, including film and video. Most of SMA's services are performed at its headquarters in lower Manhattan, New York.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000



NOTE 12  - SUBSEQUENT EVENT

Acquisition - S.M.A. Real Time Inc. ("SMA") (Continued)
-------------------------------------------

The agreement also calls for the Company to place into an escrow account an additional 2,000,000 shares of its common stock to secure the payment of $5,000,000 due October 4, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF
OPERATION.


The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this 10-QSB.

The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual future results could differ materially from those foreseen in this discussion.

OVERVIEW

We are a holding company for entities comprising our proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, air transportation, and Internet television broadcast via "Spectrum Broadband Access".

We own and operate two majority-owned and two wholly-owned subsidiaries: PSA Internet, Inc., PSAZZ Air, Inc., Royal International Tours, Inc. (acquired on March 14, 2000) and Travel Treasures, Inc. (acquired on March 15, 2000), respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.COM.

Through PSA Internet, Inc., one of our majority-owned subsidiaries, we intend to create, through strategic acquisitions/alliances and internal development, the first global cyber-streaming network with multi-channel-broadband capacity for travel and entertainment. It will be vertically integrated to deliver highly targeted, interactive online content with horizontal line extensions into television and print. Under the umbrella of "www.psazz.com", this Internet and Television Network's initial focus will be on travel, followed by content channels devoted to music, short subjects, live event coverage, film and digital print. In our efforts to enhance our Web site capabilities, we intend to utilize currently available Internet broad-based distribution travel software. Webmaster Zone One, which has developed several large Web sites, is in final stages of this site's development and another Web designer company, DATALEX, is currently constructing the site's booking engine. We are also planning to feature on our site broadband convergence to create a comprehensive database enabling prospective travelers to search for travel intelligence, travel specials, news, music, sporting and industry related events. We have entered into a business alliance with an Internet company, Intervu, Inc., whereby we are entitled to the use of Intervu, Inc.'s patented streaming media technology in exchange for an initial cash fee and variable additional fees based on size and volume of programming hosting.

In conjunction with our business plan, during March of 2000, we acquired 100% of the outstanding stock of two travel tour operators for cash and shares of our common stock and in May of 2000, we acquired a controlling interest in a production and post-production company (see Note 5 - Acquisitions).

As discussed further in Note 6, on March 14, 2000, we completed the sale of 100% of the issued and outstanding stock of PSAS to a member of our Board of Directors. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable us to concentrate on our proposed on-line travel services business. Accordingly, we have accounted for the operations of PSAS as a discontinued operations.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2000 vs. the Three Months Ended March
--------------------------------------------------------------------------
31, 1999:
--------

We reported revenue of $126,242 during the first quarter ended March 31, 2000, as a result of the acquisition of Royal International Tours, Inc. ("Royal") on March 14, 2000. Previously, we had no revenue from our continuing operations. Selling, general and administrative expenses increased for the three months ended March 31, 1999 from $803,368 to $1,512,351 for the three months ended March 31, 2000. The increase was attributable to expenses incurred for public relations and advisory fees, aggregating $1,018,425, and other corporate overhead.

During the three months ended March 31, 1999, the Company incurred non-cash compensation aggregating $429,167. This was the result of stock issued to David
E. Walsh as compensation for his management services to the Company.

For the three months ended March 31, 1999 and 2000, we incurred operating losses of $1,232,535 and $1,577,396, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses, and the lack of revenues.

For the three months ended March 31, 1999 and 2000, other expense was $3,975,000 and $700,000, respectively. During the three months ended March 31, 2000, we charged $700,000 to operations in connection with our purchase of the Canticle Corporation (Note 5). On March 10, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors approved the issuance of 15,900,000 shares of common stock, valued at $3,975,000, to the Walsh Family Trust. For the three months ended March 31, 2000, the Company realized a gain aggregating $277,368 from the sale of marketable securities and interest income of $50,340.

We expect revenues to increase during 2000 as we recognize revenues from our acquisitions. However, such revenues may not be sufficient to eliminate our operating loss during 2000.

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations during 1999 and 2000 through sales of our common stock resulting in net proceeds to us of $2,901,025 in 1999 and $8,793,121 for the three months ended March 31, 2000. Sales of our common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

During the three months ended March 31, 2000, we expended $612,000 to fund business acquisitions, $517,500 for the initial payment on the acquisition of a software license, $1,490,000 for working capital needs and $825,000 for discontinued operations.

On May 4, 2000, we entered into an agreement to transfer to SMA Real Time Inc. ("SMA") $10 million in cash and 1,958,824 shares of our common stock, valued at $12 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration is payable and/or issuable to SMA as follows:

                  $1,250,000 in cash on May 4, 2000
                  $3,750,000 in cash on May 16, 2000
                  $5,000,000 due October 4, 2000
                  1,958,824 shares of the Company's common stock

SMA provides a wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. SMA's principal activities include studio videotape recording, film to videotape transfer, computer generated visual effects and the coloring, creation of customized virtual studio sets, editing and dubbing of various form of emerging media, including film and video. Most of SMA's services are performed at its headquarters in lower Manhattan, New York.

The agreement also calls for us to place into an escrow account an additional 2,000,000 shares of our common stock to secure the payment of $5,000,000 due October 4, 2000.

Our cash and cash equivalents and marketable securities approximated $7.2 million and $1.0 million, respectively, as of March 31, 2000. We will require additional funding in order to accomplish our growth objectives and marketing of our products and services. There is no assurance that we will be able to secure any or all funding necessary for our future growth and expansion. There is also no assurance that even if we manage to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing our business and will not ultimately have an adverse effect on our business and operations. We are exploring other financing alternatives, including private placements and public offerings.

                          PART II -- OTHER INFORMATION.


Item 1.  Legal Proceedings.

There have been no material developments in our legal proceedings during the quarter ended March 31, 2000.


Item 2.  Changes in Securities.

(a)  Not applicable.

(b)  Not applicable.

(c) On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, the Company offered to sell a maximum of $20,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase was $25,000, subject to the Company's right to accept less. During the period January 1, 2000 through March 31, 2000, 2,808,678 shares have been sold yielding $8,793,144 in proceeds, net of commissions. Per share price varied from $2.00 to $7.15.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Not applicable.

(b) Reports on Form 8-K. Form 8-K reflecting the Plan of Reorganization and Acquisition was filed February 18, 2000 and a Form 8-K reflecting the sale of Pacific States Airline Services, Inc. and the acquisition of Royal International Tours, Inc. was filed on March 24, 2000
     (File no. 0-26413).

Item 27.  Financial Data Schedule (2)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:    May 18, 2000


                                           PSA, INC.
                                           (Registrant)





                                           /S/ David E. Walsh
                                           ---------------------------------
                                           David E. Walsh
                                           President and Chief Executive Officer


(2) Filed herewith