Form 10QSB
period 2000-06-30
PSA INC /NV
filed 2000-08-04
CIK 1065001

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-QSB
                                   -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                                             to
                               -------------------------------------------

----------------------------------------------------------------------------.

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

                                (310) 258-0500
                           (Issuer's telephone number)

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

             Yes   ( X )                               No   (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,887,807 shares of Common Stock, $.001 par value, were outstanding as of June 30, 2000.

Transitional Small Business Disclosure Forms (check one):

             Yes   (   )                               No   ( X )

ITEM I - FINANCIAL STATEMENTS.

                                    PSA, INC.

                              INDEX TO FORM 10-QSB

                                  JUNE 30, 2000


                                                                       Page Nos.
                                                                       ---------
PART I - FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS                                           1
       At December 31, 1999 and June 30, 2000

     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Six Months Ended June 30, 1999 and 2000                     2
       For the Three Months Ended June 30, 1999 and 2000                   3

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      4-5
       (DEFICIENCY)
         For the Six Months Ended June 30, 1999 and 2000

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 6
       For the Six Months Ended June 30, 1999 and 2000

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7-32


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    33-36
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION                                              37-39

                                            PSA, INC.

                                   CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                             ------

                                                            At December 31,      At June 30,
                                                                 1999                2000
                                                            ---------------    ---------------
                                                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $    1,183,289     $    4,937,649
  Marketable securities                                          1,685,378            967,250
  Accounts receivable, net of allowance for doubtful
    accounts of $29,444                                                  -            843,091
  Prepaid expenses and other current assets                              -            227,296
  Due to officers                                                        -             54,327
                                                            ---------------    ---------------
      TOTAL CURRENT ASSETS                                       2,868,667          7,029,613

PROPERTY AND EQUIPMENT - at cost, net of accumulated
  depreciation of $265,342                                               -          3,162,406
EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED
  - net of accumulated amortization of $343,497                          -         11,427,754
CAPITALIZED SOFTWARE COSTS                                               -            517,500
OTHER ASSETS                                                             -          1,016,508
                                                            ---------------    ---------------
      TOTAL ASSETS                                          $    2,868,667     $   23,153,781
                                                            ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                    -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                  $    2,831,997     $    4,296,814
  Income taxes payable                                                   -              3,200
  Due to officers                                                   25,191             14,524
  Current maturities of long-term debt and capital
    lease obligations                                                    -          1,144,302
  Net current liabilities of discontinued operations               803,813                  -
                                                            ---------------    ---------------
      TOTAL CURRENT LIABILITIES                                  3,661,001          5,458,840

LONG-TERM DEBT, less current maturities                                  -          1,023,992
                                                            ---------------    ---------------
      TOTAL LIABILITIES                                          3,661,001          6,482,832
                                                            ---------------    ---------------
MINORITY INTEREST                                                        -         11,172,810
                                                            ---------------    ---------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6, 8, 9,
  10, 11, 12, 13 and 16)
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $.001 per share; authorized
    75,000,000 shares; issued and outstanding
    30,814,919 and 33,887,807 shares at December 31,
    1999 and June 30, 2000, respectively                            30,814             33,887
  Additional paid-in capital                                    14,056,972         24,503,820
  Unearned compensation                                         (1,335,937)        (1,193,437)
  Accumulated deficit                                          (13,823,433)       (17,845,027)
  Accumulated other comprehensive income (loss)                    279,250             (1,104)
                                                            ---------------    ---------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                     (792,334)         5,498,139
                                                            ---------------    ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)                                        $    2,868,667     $   23,153,781
                                                            ===============    ===============

See notes to consolidated financial statements.

                                            PSA, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                  1999             2000
                                                              -------------    -------------
REVENUES - NET                                                $          -     $  4,726,260
                                                              -------------    -------------
OPERATING EXPENSES:
  Cost of revenues                                                       -        3,965,147
  Selling, general and administrative                            1,006,028        3,968,625
  Software development                                                   -           89,920
  Compensatory element of stock issuances
    pursuant to consulting and other agreements                    940,526                -
  Amortization of excess of cost over net assets of
    businesses acquired                                                  -          343,497
                                                              -------------    -------------
      TOTAL OPERATING EXPENSES                                   1,946,554        8,367,189
                                                              -------------    -------------
LOSS FROM OPERATIONS                                            (1,946,554)      (3,640,929)
                                                              -------------    -------------
OTHER (EXPENSE) INCOME:
  Costs of acquisition of Canticle Corporation                           -         (700,000)
  Issuance of common shares in settlement of
    dispute with principal shareholder                          (3,975,000)               -
  Net realized gain on sale of securities                                -          277,368
  Interest income, net of interest expense of
    $32,126                                                              -          100,745
  Minority interest in income of SMA                                     -          (30,085)
                                                              -------------    -------------
     TOTAL OTHER (EXPENSE) INCOME                               (3,975,000)        (351,972)
                                                              -------------    -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES             (5,921,554)      (3,992,901)

PROVISION FOR INCOME TAXES                                               -            7,493
                                                              -------------    -------------
LOSS FROM CONTINUING OPERATIONS                                 (5,921,554)      (4,000,394)

LOSS FROM DISCONTINUED OPERATIONS, Net of income
  taxes of $-0- and $-0-, respectively                            (253,849)         (21,200)
                                                              -------------    -------------
NET LOSS                                                      $ (6,175,403)    $ (4,021,594)
                                                              =============    =============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                                  $      (0.46)    $      (0.12)
  From discontinued operations                                       (0.02)               -
                                                              -------------    -------------
    NET LOSS PER SHARE                                        $      (0.48)    $      (0.12)
                                                              =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                               12,797,377       33,171,517
                                                              =============    =============

See notes to consolidated financial statements.

                                           PSA, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                       FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                   1999             2000
                                                              -------------    -------------

REVENUES - NET                                                $          -     $  4,600,018
                                                              -------------    -------------
OPERATING EXPENSES:
  Cost of revenues                                                       -        3,857,646
  Selling, general and administrative                              202,660        2,467,923
  Software development                                                   -            6,134
  Compensatory element of stock issuances
    pursuant to consulting and other agreements                    511,359                -
  Amortization of excess of cost over net assets of
    businesses acquired                                                  -          331,848
                                                              -------------    -------------
      TOTAL OPERATING EXPENSES                                     714,019        6,663,551
                                                              -------------    -------------
LOSS FROM OPERATIONS                                              (714,019)      (2,063,533)
                                                              -------------    -------------
OTHER (EXPENSE) INCOME:
  Interest income, net of interest expense of
    $32,126                                                              -           50,405
  Minority interest in income of SMA                                     -          (30,085)
                                                              -------------    -------------
     TOTAL OTHER (EXPENSE) INCOME                                        -           20,320
                                                              -------------    -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES               (714,019)      (2,043,213)

PROVISION FOR INCOME TAXES                                               -            7,493
                                                              -------------    -------------
LOSS FROM CONTINUING OPERATIONS                                   (714,019)      (2,050,706)

LOSS FROM DISCONTINUED OPERATIONS, Net of income
  taxes of $-0-                                                    (93,781)               -
                                                              -------------    -------------
NET LOSS                                                      $   (807,800)    $ (2,050,706)
                                                              =============    =============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                                  $      (0.03)    $      (0.06)
  From discontinued operations                                           -                -
                                                              -------------    -------------
    NET LOSS PER SHARE                                        $      (0.03)    $      (0.06)
                                                              =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                               23,423,485       33,859,327
                                                              =============    =============

See notes to consolidated financial statements.

                                                   PSA, INC.

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  (UNAUDITED)

                                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                      Common Stock (1)              Paid-in
                                                Per Share      ------------------------------       Capital
                                                  Amount           Shares           Amount         Par Value
                                              -------------    -------------    -------------    -------------
Balance - December 31, 1998                                       2,497,330     $      2,497     $  4,277,905

Comprehensive income:
  Net loss                                                                -                -                -
  Other comprehensive income:
    Unrealized gain on marketable
      securities                                                          -                -                -

     Total Comprehensive Income                                           -                -                -

Shares issued in settlement of claims
  by Walsh Family Trust                               .250       15,900,000           15,900        3,959,100
Issuance of common stock                              .333           15,000               15            4,985
Issuance of common stock for services
  rendered                                            .211        4,710,000            4,710          990,290
Shares issued for services rendered                   .250           55,000               55           13,695
Shares issued for services rendered                  1.047          475,295              475          497,134
                                                               -------------    -------------    -------------
Balance - June 30, 1999                                          23,652,625     $     23,652     $  9,743,109
                                                               =============    =============    =============


                                                                                  Accumulated
                                                                                        Other
                                                   Unearned      Accumulated    Comprehensive
                                               Compensation          Deficit           Income            Total
                                              -------------    -------------    -------------    -------------

Balance - December 31, 1998                   $          -     $ (6,212,207)    $          -     $ (1,931,805)
                                                                                                 -------------
Comprehensive income:
  Net loss                                               -       (6,175,403)               -       (6,175,403)
  Other comprehensive income:
    Unrealized gain on marketable
      securities                                         -                -                -                -
                                                                                                 -------------
     Total Comprehensive Income                                                                    (6,175,403)
                                                                                                 -------------
Shares issued in settlement of claims by
  Walsh Family Trust                                     -                -                -        3,975,000
Issuance of common stock                                 -                -                -            5,000
Issuance of common stock for services
  rendered                                               -                -                -          995,000
Shares issued for services rendered                      -                -                -           13,750
Shares issued for services rendered                      -                -                -          497,609
                                              -------------    -------------    -------------    -------------
Balance - June 30, 1999                       $          -     $(12,387,610)    $          -     $ (2,620,849)
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

                                                   PSA, INC.

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  (UNAUDITED)

                                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                       Common Stock (1)             Paid-in
                                                Per Share      ------------------------------       Capital
                                                  Amount           Shares           Amount         Par Value
                                              -------------    -------------    -------------    -------------
Balance - December 31, 1999                                      30,814,919     $     30,814     $ 14,056,972

Comprehensive income (loss):
  Net loss                                                                -                -                -
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of reclassific-
        ation adjustments                                                 -                -                -

     Total Comprehensive Income (Loss)                                    -
                                                                                           -                -
Shares issued for acquisition of
  Canticle Corp.                                      8.93           56,000               56          499,944
Shares issued for acquisition of Royal
  International Tours, Inc.                           2.00           78,370               78          391,772
Issuance of common stock under Reg. S                 3.25        2,938,518            2,939        9,555,132
Amortization of unearned compensation                                     -                -                -
                                                               -------------    -------------    -------------
Balance - June 30, 2000                                          33,887,807     $     33,887     $ 24,503,820
                                                               =============    =============    =============


                                                                                  Accumulated
                                                                                        Other
                                                   Unearned      Accumulated    Comprehensive
                                               Compensation          Deficit    Income (Loss)            Total
                                              -------------    -------------    -------------    -------------

Balance - December 31, 1999                   $ (1,335,937)    $(13,823,433)    $    279,250     $   (792,334)
                                                                                                 -------------
Comprehensive income (loss):
  Net loss                                               -       (4,021,594)               -       (4,021,594)
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of reclassific-
      ation adjustments                                  -                -         (280,354)        (280,354)
                                                                                                 -------------
     Total Comprehensive Income (Loss)                                                             (4,301,948)
                                                                                                 -------------
Shares issued for acquisition of
  Canticle Corp.                                         -                -                -          500,000
Shares issued for acquisition of Royal
  International Tours, Inc.                              -                -                -          391,850
Issuance of common stock under Reg. S                    -                -                -        9,558,071
Amortization of unearned compensation              142,500                -                -          142,500
                                              -------------    -------------    -------------    -------------
Balance - June 30, 2000                       $  1,193,437     $(17,845,027)    $     (1,104)    $  5,498,139
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

                                             PSA, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                 For the Six Months Ended
                                                                         June 30,
                                                              ------------------------------

                                                                  1999             2000
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (6,175,403)    $ (4,021,594)
  Adjustments to reconcile net loss to net cash
    used in operating activities from continuing
    operations:
      Minority interest in income of subsidiary                          -           30,085
      Loss from discontinued operations                            253,849           21,200
      Compensatory element of stock issuances                      940,526                -
      Common stock issued in settlement of claims by
        Walsh Family Trust                                       3,975,000                -
      Costs of acquisition of Canticle Corporation                       -          700,000
      Depreciation and amortization                                      -          265,342
      Amortization of unearned compensation                              -          142,500
      Amortization of excess of cost over net assets of
        businesses acquired                                              -          343,497
      Gain on sale of marketable securities                              -         (277,368)

  (Increase) decrease in assets and liabilities, net
    of effects from acquisitions:
      Accounts receivable, net                                           -          248,143
      Prepaid expenses and other current assets                          -         (126,232)
      Accounts payable and accrued liabilities                     569,001           70,638
      Due to/from officers                                        (19,500)          (74,516)
                                                              -------------    -------------
        NET CASH USED IN OPERATING ACTIVITIES                    (456,527)       (2,678,305)
                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     -          (60,715)
  Expenditures for acquisitions, net of cash assumed of
    $120,842                                                             -         (541,158)
  Payments for capitalized software costs                                -         (517,500)
  Purchase of marketable securities                                      -       (1,397,305)
  Proceeds from sale of marketable securities                            -        2,112,447
  Increase in other assets                                               -         (845,934)
                                                              -------------    -------------
        NET CASH USED IN INVESTING ACTIVITIES                            -       (1,250,165)
                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             5,000        9,558,071
  Principal payments under promissory notes of SMA                       -         (700,000)
  Principal payments under long-term debt of SMA                         -         (350,228)
                                                              -------------    -------------
        NET CASH PROVIDED BY FINANCING  ACTIVITIES                   5,000        8,507,843
                                                              -------------    -------------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                 454,550         (825,013)
                                                              -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            3,023        3,754,360

CASH AND CASH EQUIVALENTS - BEGINNING                                  294        1,183,289
                                                              -------------    -------------
CASH AND CASH EQUIVALENTS - ENDING                            $      3,317     $  4,937,649
                                                              =============    =============


See notes to consolidated financial statements.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-QSB as filed with the Securities and Exchange Commission.

NOTE  2 - BUSINESS

PSA, Inc. (the "Company") was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ASAT"), the Company completed its merger with PSA, Inc., a California corporation ("PSA of California"), in April 1998. In connection with the merger, ASAT changed its name to the Company's present name.

The Company is a holding company for entities comprising its proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, video production and post production services, air transportation, ground services and Internet television broadcast. The Company intends to search and acquire Internet and non-Internet companies that fit its acquisition portfolio criteria to complement its own products and services and extend its content offering.

As of December 31, 1999, the Company owned and operated two majority-owned and one wholly-owned subsidiaries, which are PSA Internet, Inc., Pacific States Airline Services, Inc. ("PSAS"), and PSAZZ Air, Inc. ("PSAZZ"), respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.com.

In conjunction with its business plan, the Company acquired 100% of the outstanding stock of two travel tour operators for cash and shares of its common stock during March of 2000, and acquired a 55% interest in the voting securities of SMA Real Time Inc. during May 2000 (see Note 5 - Acquisitions). SMA is a provider of wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. As discussed further in Note 6, on March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of PSAS to a member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operations.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  2 - BUSINESS (Continued)

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

The Company funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of $2,901,025 in 1999 and $9,558,071 for the six months ended June 30, 2000. Sales of common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999 and June 30, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization are provided by accelerated and straight line methods over the estimated useful lives of the assets as follows:

                                                          Estimated Useful Life
                                                          ---------------------

                Machinery and equipment                             5
                Furniture and fixtures                              7
                Computers and office equipment                      5
                Leasehold improvements                             10

Maintenance and repairs are charged to income as incurred. The asset and related accumulated depreciation accounts are relieved in respect of items replaced, retired or otherwise disposed of.

The inherent uncertainties in the estimates of the useful lives and pattern of usage, make it at least reasonably possible that the Company's estimates of depreciation and amortization could change in the near term.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------

The excess of the purchase price over the fair market value of net assets of businesses acquired is being amortized using the straight-line method over 5 years.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Costs
--------------------------

The Company capitalizes costs of computer software developed or obtained for internal use. Capitalized costs primarily include the cost of a software license purchased from a third party (Note 9). The costs will be amortized on a straight-line basis over five years, commencing when the computer software is ready for its intended use. As of June 30, 2000, the use of the computer software had not commenced.

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

Revenue Recognition
-------------------

Income and direct expenses related to travel sales are recognized as revenue and expenses during the month of travel.

Revenue from video and commercial film production and post production is recognized at the time services are rendered.

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. Advertising expense for the six months ended June 30, 1999 and 2000 approximated $37,915 and $256,352, respectively. Advertising expenses for the three months ended June 30, 1999 and 2000 approximated $26,884 and $234,343, respectively.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------

The provision for income taxes is based on the elements of income and expenses as reported in the accompanying statements of operations.

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE  4 - MARKETABLE SECURITIES

Marketable securities consist of the following:

                                     At December 31, 1999                          At June 30, 2000
                          ------------------------------------------   ------------------------------------------
                                          Unrealized        Fair                      Unrealized         Fair
                                          Holdings         Market                      Holdings         Market
                              Cost        Gain (Loss)      Value          Cost        Gain (Loss)       Value
                          ------------   ------------   ------------   ------------   ------------   ------------
Equity securities         $ 1,406,128    $   279,250    $ 1,685,378    $   968,354    $    (1,104)   $   967,250
                          ============   ============   ============   ============   ============   ============

No deferred taxes have been provided for unrealized holding gains. The equity securities are maintained in an account at LGT Bank, located in Zurich, Switzerland.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


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

Canticle had no operating history nor any revenues or earnings from operations. Canticle had no significant assets and no financial resources. In evaluating Canticle as a candidate for the proposed acquisition, the Company placed a primary emphasis on Canticle's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and Canticle's facilitation of the Company becoming a reporting company under the Act. Accordingly, the cost of the acquisition, $700,000, has been charged to operations during the six months ended June 30, 2000.

Royal International Tours, Inc.
-------------------------------

On March 14, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a travel tour operator, specializing in tours for European visitors to the United States. Royal's office is located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received 78,370 shares of restricted common stock of the Company valued at $391,850 and cash of $382,000.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $833,975 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of Royal from the date of acquisition, March 14, 2000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE  5 - ACQUISITIONS (Continued)

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

S.M.A. Real Time Inc. ("SMA")
-----------------------------

On May 4, 2000, the Company entered into an agreement to transfer to SMA $10 million in cash and 1,958,824 shares of common stock, valued at $12 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration was paid or issued to SMA as follows:

            $1,250,000 in cash on May 4, 2000
            $3,750,000 in cash on May 16, 2000
            $5,000,000 obligation due October 4, 2000
            1,958,824 shares of the Company's common stock

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  5 - ACQUISITIONS (Continued)

S.M.A. Real Time Inc. ("SMA") (Continued)
-----------------------------

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $10,907,276 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of SMA from the date of acquisition, May 4, 2000.

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

                                  JUNE 30, 2000


NOTE  6 - DISCONTINUED OPERATIONS (Continued)

The results of operations for PSAS for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. The following reflects the condensed balance sheet of PSAS as of December 31, 1999, the summarized results of operations for the six months ending June 30, 1999 and for the period beginning January 1, 2000 and ending March 14, 2000:

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

                                  JUNE 30, 2000


NOTE  6 - DISCONTINUED OPERATIONS (Continued)

Summarized results of operations of PSAS are as follows:


                                                               For the Period
                                            For the              Beginning
                                          Six Months          January 1, 2000
                                        Ended June 30,      and Ending March 14,
                                             1999                   2000
                                        ------------           --------------

     REVENUE                            $   777,503            $   397,733
                                        ============           ============

     OPERATING EXPENSES                 $ 1,031,352            $   418,933
                                        ============           ============

     LOSS FROM DISCONTINUED
        OPERATIONS                      $  (253,849)           $   (21,200)
                                        ============           ============


NOTE  7 - PROPERTY AND EQUIPMENT - NET

Property and equipment consisted of the following:


     Property held under capital leases                          $ 2,152,474
     Machinery and equipment                                         311,867
     Leasehold improvements                                          809,933
     Office equipment                                                102,722
     Furniture and fixtures                                           50,752
                                                                 ------------
                                                                   3,427,748
     Less: Accumulated depreciation                                 (265,342)
                                                                 ------------
        Property and Equipment - Net                             $ 3,162,406
                                                                 ============

The property under capital leases had a net book value of $1,940,284 at June 30, 2000.

Depreciation and amortization of property and equipment for the six months ended June 30, 1999 and 2000 amounted to $-0- and $265,342, respectively.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE  8 - OTHER ASSETS

In connection with an operating lease for its office space, SMA has $58,936 in a non-interest bearing account with the landlord as security.

In connection with the purchase of equipment under a capital lease, SMA placed $100,000 on deposit with the lender. The agreement provides that the lender shall accrue interest at the rate of 3.5% per annum. Included in other assets is $108,532 related to this deposit at June 30, 2000.

In connection with an operating lease for additional office space entered into in September 1999, SMA placed $73,000 in a non-interest bearing account with the landlord as security.

In connection with the contract to purchase certain real property discussed in
Note 13, the Company deposited $720,000 in an escrow account.

NOTE  9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


                                                     December 31,     June 30,
                                                         1999           2000
                                                     ------------   ------------
     Accrued claims and litigation
      settlements                                    $   550,000    $   625,000
     Accrued professional fees                         1,045,137      1,047,158
     Customer deposits and accrued tour costs                  -      1,254,867
     Retained liabilities of discontinued
        operations                                       628,538        723,831
     Other                                               608,322        645,958
                                                     ------------   ------------

                                                     $ 2,831,997    $ 4,296,814
                                                     ============   ============

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 10 - LONG-TERM DEBT

Long-term debt, at June 30, 2000, consisted of the following obligations of SMA:


  $250,000 bank term loan, dated March 30, 2000, with
  interest at 9.75% requiring monthly payments of principal
  and interest of $8,037 for 36 months. Substantially all
  of the assets of the Company are pledged as collateral.          $   231,836

  Obligations under capital leases collateralized by the
  related equipment (see Note 11)                                    1,936,458
                                                                   ------------

        Total                                                        2,168,294

  Less: Current maturities                                           1,144,302
                                                                   ------------
        Long-Term Debt                                             $ 1,023,992
                                                                   ============

Aggregate maturities required on long-term debt are as follows:


                      Years  Ended
                        June 30,
                      ------------

                          2001                                     $ 1,144,302
                          2002                                         866,913
                          2003                                         157,079
                                                                   ------------
                                                                   $ 2,168,294
                                                                   ============

In May of 1999, SMA completed a private placement, pursuant to which SMA sold 7 units for aggregate gross proceeds of $700,000. Each unit consists of (i) a $100,000 promissory note bearing interest at 10% per annum, payable the earlier of nine months from the issuance date, or the closing of an initial public offering of the Company's securities and (ii) 30,000 shares of SMA common stock. SMA satisfied the note payable with the proceeds from the Company in May of 2000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 11 - INCOME TAXES

Components of the provision (benefit) for income taxes are as follows:


                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999          2000
                                                        ----------    ----------
       Current:
         Federal                                        $       -     $       -
         State and local                                        -         7,493
                                                        ----------    ----------
                                                                -         7,493
      Deferred:
         Federal                                                -             -
         State and local                                        -             -
                                                        ----------    ----------

            Totals                                      $       -     $   7,493
                                                        ==========    ==========

NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIENCY)

The transactions discussed below have been retroactively restated to reflect the one-for-fifty reverse stock split effected on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

Common Stock Issuances
----------------------

On March 13, 1998, the Company entered into a stock exchange agreement and plan of reorganization, whereby the Company acquired PSA of California, which it subsequently merged into the Company. Control of the corporation shifted to the Walsh Family Trust, David E. Walsh, Trustee, and changed its name to PSA, Inc. David E. Walsh and other individuals replaced the existing officers and directors. This transaction resulted in the issuance to the Walsh Family Trust of 1,424,319 shares of the Company's common stock, which, after issuance, was to have equaled 81.58% of the outstanding common stock at the time of the reorganization. The Walsh Family Trust owned 97% of the common stock of the acquired California corporation prior to the acquisition by the Company.

On March 20, 1998, the Board of Directors authorized an amendment to the Articles of Incorporation of the Company to increase the authorized number of shares of common stock from 30,000,000 shares to 75,000,000 shares with a $0.001 par value per share.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

Common Stock Issuances (Continued)
----------------------

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

Regulation S Offering
---------------------

On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, the Company offered to sell a maximum value of $10,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. On May 22, 2000, the offering was amended to sell a maximum of $25,000,000 at a purchase price not less than $5.00 per share. The minimum purchase value was $25,000, subject to the Company's right to accept less. Through December 31, 1999, 1,462,294 shares were sold, yielding $2,896,025 in proceeds, net of commissions. Per share prices varied from $2.00 to $10.50. During the six months ended June 30, 2000, 2,938,518 shares have been sold yielding $9,558,071 in proceeds, net of commissions. Per share prices varied from $2.00 to $9.66. The Company intends to use the net proceeds of this offering of its common stock to fund future acquisitions and for working capital. There is no assurance that the Company will be able to sell any additional shares of its common stock in the course of this offering.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

Regulation S Offering (Continued)
---------------------

In connection with this offering, the Company entered into an exclusive agreement with a placement agent to solicit offers from individuals to purchase shares. As consideration, the Company is obligated to pay the placement agent a commission equal to 7% of the gross proceeds of the offering.

Stock Options - SMA
-------------------

In May of 1999, the Board of Directors and the stockholders of SMA approved the 1999 Stock Option Plan (the "Plan"), which provides for the granting of up to 500,000 shares of common stock of SMA, pursuant to which officers, employees, directors and consultants are eligible to receive incentive and/or nonstatutory stock options. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. The Plan provides for the options to include vesting provisions. As of June 30, 2000, 366,000 options have been granted at an exercise price of $3.00 per share. Of the 366,000 options granted, 83,333 vested immediately and the balance vests as follows: (i) 83,333 per year in each of the following three years and (ii) 32,668 in the fifth year. As of June 30, 2000, no options have been exercised.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims
---------------------

As of June 30, 2000, the Company was subject to the following litigation claims:

PSA, Inc.:

During May 1997, a suit was filed by Thomas Halder against the Company and several officers and directors of the Company in the Superior Court of California, San Diego County Case No. 719562, alleging fraud in the issuance of securities of PSAZZ, a subsidiary of the Company. Plaintiff Thomas Halder, has been dismissed as plaintiff per his request and replaced by substitute plaintiff Michael Dupont. Plaintiff Dupont sought to have the case certified as an investor class action, but the Court denied his request. Despite the notice, none has so far joined this action. Thus, the case is, at this time, limited to Mr. Dupont"s individual claim pertaining to his $75,000 investment. In November 1999, the Court abated the action and required Mr. Dupont to pursue his claim in arbitration, pursuant to his subscription agreement, if he chooses to pursue the matter. If he should, the Company will defend this case vigorously.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company has received a demand from a lawyer purporting to represent someone claiming that he is owed $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company is investigating the claim. If appropriate, the Company will attempt to negotiate it. If negotiation is unsuccessful, the Company will vigorously defend the claim.

Pacific States Airline Services, Inc. ("PSAS"):

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

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000



NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims (Continued)
---------------------

Pacific States Airline Services, Inc. ("PSAS"): (Continued)

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

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents and trade accounts receivable. As of December 31, 1999 and June 30, 2000, cash and cash equivalents include $1,156,665 and $1,120,937, respectively, in money funds and certificates of deposits maintained at a foreign bank (LGT Bank located in Zurich, Switzerland). Such funds are uninsured.

With respect to trade receivables, ongoing credit evaluations of customers' financial condition are performed and generally, no collateral is required. The Company maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

At June 30, 2000, two customers accounted for approximately 30% of the accounts receivable balance. One customer accounted for approximately 27% of net video production revenues during the six months ended June 30, 2000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Purchase Contract
-----------------

On May 26, 2000, SMA entered into a contract for the purchase of real property located in Manhattan, New York. The purchase price is $7,200,000. The obligation is conditional upon SMA obtaining financing within 60 days.

Leases
------

PSA currently leases approximately 6,000 square feet of office space at a monthly rental rate of $6,505, subject to annual adjustment. Its lease term expires in February 2004.

SMA leases various production and post-production equipment under capital leases expiring at various dates through 2003. Interest rates on these leases vary from approximately 8% to 15% and are imputed based on SMA's incremental borrowing rate at inception of the lease or the lessor's implicit rate of return. Substantially all of the capital lease obligations have been personally guaranteed by the two principal shareholders of SMA.

SMA leases space utilized as a production facility and office space in New York City under an operating lease expiring in December 2005. The lease provides for monthly rental payments of $27,083 through September 1, 2000, and $29,333 thereafter through expiration. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs and has been personally guaranteed by the two principal shareholders of SMA.

On September 30, 1999, SMA entered into an agreement to lease space to be utilized as a production and office facility in New York City expiring in August 2004. The lease provides for monthly rental payments of $24,333 ($19,333, including a first year rent concession) through August 30, 2000 and increases of 3.5% annually thereafter through expiration. The lease contains escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In addition, SMA leases a storage facility for film production equipment under an operating lease expiring on July 31, 2000, with monthly rental payments of $2,800. The lease provides that payment of all real estate taxes imposed and utility costs shall be borne by the Company.

SMA also leases a storage facility in New Jersey on a month-to-month basis at a rate of $995 per month.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments are as follows:

                                                                  Obligations
     Years Ended                                                     Under
       June 30,                        Operating Leases         Capital Leases
     -----------                       ----------------         --------------

        2001                               $   648,017            $ 1,138,129
        2002                                   604,368                802,300
        2003                                   615,254                 79,137
        2004                                   654,445                      -
        2005                                   143,846                      -
                                           ------------           ------------
     Total minimum obligations             $ 2,665,930              2,019,566
                                           ============
     Less: Amount representing
             interest expense                                          83,108
                                                                  ------------
     Present value of minimum
       lease payments                                               1,936,458

     Less: Current portion                                          1,066,859
                                                                  ------------
        Long-Term Portion                                         $   869,599
                                                                  ============

Rent expense relating to the operating leases included in selling, general and administrative expenses amounted to $23,617 and $135,240 for the six months ended June 30, 1999 and 2000, respectively.

Employment Agreements
---------------------

David E. Walsh, Chairman, Chief Executive Officer and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to a five-year employment agreement, effective on September 30, 1999.

Pursuant to the employment agreement, Mr. Walsh received 5,700,000 shares of common stock as additional consideration valued at $1,425,000 in 1999. The value is being amortized over the five-year period of the agreement, of which $142,500 was charged to operations for the six months ended June 30, 2000.

Effective January 1, 2000, SMA entered into amended five-year employment agreements with three officers of SMA. Each employment agreement provides for, among other things, a base salary of $125,000 per year commencing May 4, 2000, increasing to $250,000 per year commencing January 1, 2000. The agreements also provide for annual increases for costs of living.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)
---------------------

During May of 1999, SMA entered into employment contracts with two of its key technicians, one for a five-year term providing for a base salary of $175,000 per year and a second contract for a three-year term providing for a base salary of $230,000 per year.

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

The $517,500 payment made in March of 2000 has been reflected on the June 30, 2000 consolidated balance sheet as a capitalized cost of computer software developed or obtained for internal use.

Employee Benefit Plans
----------------------

SMA has a profit sharing plan, which covers substantially all full time employees who meet certain service requirements and are not covered by the union pension plan as disclosed below. SMA did not make any contributions to this plan during the six months ended June 30, 2000.

SMA has several employees covered by a union sponsored, multi-employer pension plan. SMA contributed and charged to expense $7,944 and $4,245 for the six months ended June 30, 1999 and 2000, respectively. The contributions are determined in accordance with provisions of the plan and are generally based on the number of hours worked. SMA had no union contributions during the six months ended June 30, 2000.

SMA adopted a non-contributory 401(k) plan effective January 1, 1998. The plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no contributions to the plan for the six months ended June 30, 2000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 1999 and 2000, the Company paid $-0- and $32,126 for interest, respectively. During the six months ended June 30, 1999, the Company paid $-0- and $7,493 for income taxes, respectively.

Non-Cash Transactions
---------------------

During the six months ended June 30, 2000, the Company completed the acquisitions of Royal, Travel, SMA and Canticle. The transactions had the following non-cash impact on the balance sheet and income statement as of June 30, 2000:


     Accounts receivable                                           $  1,091,234
     Prepaid expenses and other current assets                          101,064
     Property and equipment                                           3,292,033
     Other assets                                                       170,574
     Intangibles                                                     11,771,251
     Accounts payable and accrued liabilities                        (1,379,289)
     Promissory notes under private placement                          (700,000)
     Long-term debt                                                  (2,443,522)
     Income taxes payable                                                (3,200)
     Deferred taxes payable                                             (14,890)
     Shareholder loan payable                                            (9,522)
     Minority interest                                              (11,142,725)
     Equity                                                            (891,850)
     Costs of acquiring Canticle charged to
       operations                                                       700,000
                                                                   -------------
         Net Cash Used for Acquisitions                            $    541,158
                                                                   =============

During the six months ended June 30, 1999:

a. Common stock issued in settlement of claims by Walsh Family Trust aggregating $3,975,000.

b. Common stock issued in settlement of 1999 and prior year's compensation aggregating $404,167 and $565,833, respectively.

During the six months ended June 30, 2000:

a.   Purchase of property and equipment under capital leases aggregating
     $75,000.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 15 - PROFORMA INFORMATION

The Company's consolidated financial statements for the six months ended June 30, 1999 do not include the results of operations of Royal, Travel and SMA and the consolidated financial statements for the six months ended June 30, 2000 do not include the results of operations of Royal for the period from January 1, 2000 through March 14, 2000, Travel for the period January 1, 2000 through March 15, 2000 and SMA for the period January 1, 2000 through May 4, 2000. The following summarizes the proforma results of operations for the six months ended June 30, 1999 and 2000, assuming the foregoing acquisitions had occurred on January 1, 1999 and 2000:


                                                     1999             2000
                                                 -------------    -------------

     Revenues - Net                              $  9,351,613     $ 12,748,062
                                                 =============    =============
     Loss from Operations                        $   (410,166)    $ (3,319,365)
                                                 =============    =============
     Loss Before Taxes                           $   (962,406)    $ (4,643,923)
                                                 =============    =============
     Basic and Diluted Net Loss Per Share        $      (0.04)    $      (0.14)
                                                 =============    =============

NOTE 16 - SEGEMENT AND RELATED INFORMATION

The Company adopted the provisions of SFAS No. 131, "Disclosures About Segements of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

The Company operates in two industry segments - travel related services and video and film production and post-production services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are market-based. The Company evalutes performance based on income or loss from operations before amortization of goodwill. Amortization of goodwill is allocated to corporate expenses.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000


NOTE 16 - SEGEMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

  For the Six Months Ended           Travel        Video and
      June 30, 2000                 Segment           Film          Corporate           Total
-----------------------------    -------------    -------------    -------------    -------------
Revenues from external
  customers                      $  3,352,198     $  1,374,062     $          -     $  4,726,260

Inter-segment revenues           $          -     $     63,342     $          -     $     63,342

Operating income/(loss) before
  Amortization of Goodwill       $     27,557     $     82,866     $ (3,751,352)    $ (3,640,929)

Depreciation and amortization    $     72,515     $    263,142     $    273,182     $    608,839

Total Identifiable Assets        $  1,481,021     $  8,203,581     $ 13,469,179     $ 23,153,781

Capital Expenditures             $    534,638     $     33,387     $     10,190     $    578,215


NOTE 17 - SUBSEQUENT EVENT

Employment Agreements
---------------------

On July 17, 2000, SMA entered into a two-year employment contract with its Director of Virtual Set Design, providing for a base salary of $150,000 and 50,000 stock options to be exercised in accordance with SMA's Stock Option Plan. The employment contract becomes effective on August 15, 2000 and provides for stock options to purchase 10,000 shares of SMA's common stock on each subsequent anniversary date.

Common Stock Issuances
----------------------

During July 2000, the Company issued 213,300 shares of its common stock to three investors for $1,263,175 in cash.

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

We own and operate two majority-owned and two wholly-owned subsidiaries: PSA Internet, Inc., PSAZZ Air, Inc., Royal International Tours, Inc. (acquired on March 14, 2000) and Travel Treasures, Inc. (acquired on March 15, 2000), respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.COM. We have a 55% interest in the voting securities of S.M.A. Real Time Inc.("SMA") (acquired on May 4, 2000).

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

In conjunction with our business plan, during March of 2000, we acquired 100% of the outstanding stock of two travel tour operators for cash and shares of our common stock, and in May of 2000, we acquired a controlling interest in a production and post-production company (see Note 5 - Acquisitions).

As discussed further in Note 6, As discussed further in Note 6, on March 14, 2000, we completed the sale of 100% of the issued and outstanding stock of PSAS to a member of our Board of Directors. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable us to concentrate on our proposed on-line travel services business. Accordingly, we have accounted for the operations of PSAS as a discontinued operations.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2000 vs. the Six Months Ended June 30,
------------------------------------------------------------------------
1999:
----

We reported revenue of $4,726,260 for the six months ended June 30, 2000, as a result of the acquisition of Royal International Tours, Inc. ("Royal") on March 14, 2000, Travel Treasures, Inc. ("Travel") on March 15, 2000 and S.M.A. Real Time Inc. ("SMA") on May 5, 2000. Previously, we had no revenue from our continuing operations. We reported cost of revenues for the six months ended June 30, 2000 of $3,965,147 as a result of the acquisitions mentioned above. Previously, we had no cost of revenues from our continuing operations.

Selling, general and administrative expenses increased for the six months ended June 30, 1999 from $1,006,028 to $3,968,625 for the six months ended June 30, 2000. The increase was attributable to expenses incurred for consulting, public relations and advisory fees, aggregating $2,511,479, other corporate overhead and selling, general and administrative expenses of our acquired businesses.

During the six months ended June 30, 1999, the Company incurred non-cash compensation aggregating $429,167. This was the result of stock issued to David
E. Walsh as compensation for his management services to the Company.

For the six months ended June 30, 1999 and 2000, we incurred operating losses of $1,946,554 and $3,640,929, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses, and the lack of revenues.

For the six months ended June 30, 1999 and 2000, other expense was $3,975,000 and $351,972, respectively. For the six months ended June 30, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors approved the issuance of 15,900,000 shares of common stock, valued at $3,975,000, to the Walsh Family Trust. During the six months ended June 30, 2000, we charged $700,000 to operations in connection with our purchase of the Canticle Corporation (Note 5). For the six months ended June 30, 2000, the Company realized a gain aggregating $277,368 from the sale of marketable securities and net interest income of $100,475.

We expect revenues to increase during 2000 as we recognize revenues from our acquisitions. However, such revenues may not be sufficient to eliminate our operating loss during 2000.

For the Three Months Ended June 30, 2000 vs. the Three Months Ended June
------------------------------------------------------------------------
30, 1999:
--------

We reported revenue of $4,600,018 for the three months ended June 30, 2000, as a result of the acquisition of Royal on March 14, 2000, Travel on March 15, 2000 and SMA on May 5, 2000. Previously, we had no revenue from our continuing operations. We reported cost of revenues for the three months ended June 30, 2000 of $3,857,646 as a result of the acquisitions mentioned above. Previously, we had no cost of revenues from our continuing operations.

Selling, general and administrative expenses increased for the three months ended June 30, 1999 from $202,660 to $2,467,923 for the three months ended June 30, 2000. The increase was attributable to expenses incurred for consulting, public relations and advisory fees, aggregating $1,493,054, other corporate overhead and selling, general and administrative expenses of our acquired businesses.

For the three months ended June 30, 1999 and 2000, we incurred operating losses of $714,019 and $2,063,533, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses, and the lack of revenues.

For the three months ended June 30, 2000, other income was $20,320. For the three months ended June 30, 2000, we recorded net interest income of $50,405. There were no other income or expense for the three months ended June 30, 1999.

We expect revenues to increase during 2000 as we recognize revenues from our acquisitions. However, such revenues may not be sufficient to eliminate our operating loss during 2000.

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations during 1999 and 2000 through sales of our common stock resulting in net proceeds to us of $2,901,025 in 1999, $9,558,071 for the six months ended June 30, 2000. Sales of our common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

During the six months ended June 30, 2000, we expended $662,000 to fund business acquisitions, $517,500 for the initial payment on the acquisition of a software license, $2,678,000 for working capital needs and $825,000 for discontinued operations. In addition, we invested $5,000,000 in our consolidated subsidiary, SMA, and SMA's cash balance was $2,956,760 as of June 30, 2000.

Our cash and cash equivalents and marketable securities, inclusive of cash in our SMA subsidiary, approximated $4,938,000 and $967,000, respectively, as of June 30, 2000. We will require additional funding in order to accomplish our growth objectives and marketing of our products and services. There is no assurance that we will be able to secure any or all funding necessary for our future growth and expansion. There is also no assurance that even if we manage to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing our business and will not ultimately have an adverse effect on our business and will not ultimately have an adverse effect on our business and operations. We are exploring other financing alternatives, including private placements and public offerings.

On May 4, 2000, the Company entered into an agreement to transfer to SMA $10 million in cash and 1,958,824 shares of common stock, valued at $12 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration was paid or issued to SMA as follows:

            $1,250,000 in cash on May 4, 2000
            $3,750,000 in cash on May 16, 2000
            $5,000,000 obligation due October 4, 2000
            1,958,824 shares of the Company's common stock

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

The agreement also calls for the Company to place into an escrow account an additional 2,000,000 shares of its common stock to secure the payment of $5,000,000 due October 4, 2000 (see Note 5 - Acquisitions).

                          PART II -- OTHER INFORMATION.


Item 1.  Legal Proceedings.

There have been no material developments in our legal proceedings during the quarter ended June 30, 2000.


Item 2.  Changes in Securities.

(a)  Not applicable.

(b)  Not applicable.

(c) On May 22, 2000, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, the Company offered to sell a maximum of $25,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase was $25,000, subject to the Company's right to accept less. During the period January 1, 2000 through June 30, 2000, 3,072,888 shares have been sold yielding $9,558,071 in proceeds, net of commissions. Per share price varied from $2.00 to $8.93.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Not applicable.

(b) Reports on Form 8-K. Form 8-K reflecting the stock purchase of S.M.A. Real Time Inc. was filed on May 4, 2000 (File No. 0-29627).

Item 27.  Financial Data Schedule (2)

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 3, 2000


                                           PSA, INC.
                                           (Registrant)


                                           /S/ David E. Walsh
                                           ---------------------------------
                                           David E. Walsh, President and
                                             Chief Executive Officer


(2) Filed herewith