Form 10QSB
period 2000-09-30
PSA INC /NV
filed 2000-11-14
CIK 1065001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

  (Mark One)

  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended September 30, 2000

  (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

  For the transition period from _____________________ to _____________________.

  Commission File Number 0-29627

--------------------------------------------------------------------------------

                                    PSA, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)

       District of Nevada                                       88-0212662
  -------------------------------                           -------------------
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

--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

  Check whether the registrant (1) has filed all reports required to be filed by
  Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   ( X )                              No    (   )

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,136,580 shares of Common Stock, $.001 par value, were outstanding as of September 30, 2000.

  Transitional Small Business Disclosure Forms (check one):

               Yes   (   )                              No    ( X )

ITEM I - FINANCIAL STATEMENTS.

                                    PSA, INC.

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2000


                                                                      Page Nos.
                                                                      ---------
PART I - FINANCIAL INFORMATION:

     CONSOLIDATED BALANCE SHEETS                                           1
       At December 31, 1999 and September 30, 2000

     CONSOLIDATED STATEMENTS OF OPERATIONS                                 2
       For the Nine Months Ended September 30, 1999 and 2000
       For the Three Months Ended September 30, 1999 and 2000

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     3-4
       (DEFICIENCY)
          For the Nine Months Ended September 30, 1999 and 2000

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5
       For the Nine Months Ended September 30, 1999 and 2000

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-28


     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                                    PSA, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                         At             At
                                                    December 31,   September 30,
                                                        1999           2000
                                                   -------------   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,183,289    $  1,487,187
  Marketable securities                               1,685,378         745,750
  Accounts receivable, net                                    -         209,345
                                                   -------------   -------------

      TOTAL CURRENT ASSETS                            2,868,667       2,442,282

PROPERTY AND EQUIPMENT - at cost, net of
  accumulated depreciation of $4,233                          -          49,159
INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA                  -       9,971,520
EXCESS OF COST OVER NET ASSETS OF BUSINESSES
  ACQUIRED - net of accumulated amortization of
  $131,514                                                    -         732,461
CAPITALIZED SOFTWARE COSTS                                    -         517,500
OTHER ASSETS                                                  -         208,944
                                                   -------------   -------------
      TOTAL ASSETS                                 $  2,868,667    $ 13,921,866
                                                   =============   =============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities         $  2,831,997    $  3,446,973
  Due to officers                                        25,191          19,033
  Net current liabilities of discontinued
    operations                                          803,813               -
                                                   -------------   -------------
      TOTAL CURRENT LIABILITIES                       3,661,001       3,466,006
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 5, 6, 8,
  9, 10 and 13)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, par value $.001 per share;
    authorized 75,000,000 shares; issued and
    outstanding 30,814,919 and 35,136,580 shares
    at December 31, 1999 and September 30, 2000,
    respectively                                         30,814          35,136
  Additional paid-in capital                         14,056,972      30,556,321
  Unearned compensation                              (1,335,937)     (1,122,187)
  Accumulated deficit                               (13,823,433)    (18,790,806)
  Accumulated other comprehensive income (loss)         279,250        (222,604)
                                                   -------------   -------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)          (792,334)     10,455,860
                                                   -------------   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)                               $  2,868,667    $ 13,921,866
                                                   =============   =============

See notes to consolidated financial statements.

                                   PSA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


                                                        1999            2000
                                                   -------------   -------------

REVENUES - NET                                     $          -    $  5,928,199
                                                   -------------   -------------
OPERATING EXPENSES:
  Cost of revenues                                            -       5,389,797
  Selling, general and administrative                 1,210,063       4,680,559
  Software development                                        -         133,954
  Compensatory element of stock issuances
    pursuant to consulting and other agreements         940,526               -
  Amortization of excess of cost over net assets
    of businesses acquired                                    -         131,514
                                                   -------------   -------------
TOTAL OPERATING EXPENSES                              2,150,589      10,335,824
                                                   -------------   -------------
LOSS FROM OPERATIONS                                 (2,150,589)     (4,407,625)
                                                   -------------   -------------
OTHER (EXPENSE) INCOME:
  Costs of acquisition of Canticle Corporation                -        (700,000)
  Issuance of common shares in settlement of
    dispute with principal shareholder               (3,975,000)              -
  Net realized gain on sale of securities                     -         277,368
  Interest income                                             -         139,929
  Equity loss of unconsolidated affiliate - SMA               -        (255,845)
                                                   -------------   -------------
TOTAL OTHER (EXPENSE) INCOME                         (3,975,000)       (538,548)
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES                                                (6,125,589)     (4,946,173)

PROVISION FOR INCOME TAXES                                    -               -
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS                      (6,125,589)     (4,946,173)

LOSS FROM DISCONTINUED OPERATIONS, Net of
  income taxes of $-0- and $-0-, respectively          (627,536)        (21,200)
                                                   -------------   -------------
NET LOSS                                           $ (6,753,125)   $ (4,967,373)
                                                   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                       $       (.34)   $       (.15)
  From discontinued operations                             (.03)              -
                                                   -------------   -------------
NET LOSS PER SHARE                                 $       (.37)   $       (.15)
                                                   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                    18,105,689      34,034,071
                                                   =============   =============

See notes to consolidated financial statements.

                                   PSA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


                                                        1999            2000
                                                   -------------   -------------

REVENUES - NET                                     $          -    $  2,576,001
                                                   -------------   -------------
OPERATING EXPENSES:
  Cost of revenues                                            -       2,326,960
  Selling, general and administrative                   204,035       1,100,630
  Software development                                        -          44,134
  Compensatory element of stock issuances
    pursuant to consulting and other agreements               -               -
  Amortization of excess of cost over net assets
     of businesses acquired                                   -          60,699
                                                   -------------   -------------
      TOTAL OPERATING EXPENSES                          204,035       3,532,423
                                                   -------------   -------------
LOSS FROM OPERATIONS                                   (204,035)       (956,422)
                                                   -------------   -------------
OTHER (EXPENSE) INCOME:
  Interest income                                             -          23,980
  Equity loss of unconsolidated affiliate - SMA               -        (276,393)
                                                   -------------   -------------
      TOTAL OTHER (EXPENSE) INCOME                            -        (252,413)
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                                (204,035)     (1,208,835)

PROVISION FOR INCOME TAXES                                    -               -
                                                   -------------   -------------
LOSS FROM CONTINUING OPERATIONS                        (204,035)     (1,208,835)

LOSS FROM DISCONTINUED OPERATIONS, Net of
  income taxes of $-0-                                 (373,687)              -
                                                   -------------   -------------
NET LOSS                                           $   (577,722)   $ (1,208,835)
                                                   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                       $       (.01)   $       (.03)
  From discontinued operations                             (.01)              -
                                                   -------------   -------------
      NET LOSS PER SHARE                           $       (.02)   $       (.03)
                                                   =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                    24,526,973      35,129,470
                                                   =============   =============

See notes to consolidated financial statements.

                                                  PSA, INC.

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 (UNAUDITED)

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                      Common Stock (1)              Paid-in
                                                Per Share      ------------------------------       Capital
                                                  Amount           Shares           Amount         Par Value
                                              -------------    -------------    -------------    -------------
Balance - December 31, 1998                                       2,497,330     $      2,497     $  4,277,905

Comprehensive income:
  Net loss                                                                -                -                -
  Other comprehensive income:
    Unrealized gain on marketable
      securities                                                          -                -                -

     Total Comprehensive Income                                           -                -                -

Shares issued under employment contract               .250        5,700,000            5,700        1,419,300
Shares issued in settlement of claims
  by Walsh Family Trust                               .250       15,900,000           15,900        3,959,100
Issuance of common stock                              .333           15,000               15            4,985
Issuance of common stock for services
  rendered                                            .211        4,710,000            4,710          990,290
Shares issued for services rendered                   .250           55,000               55           13,695
Shares issued for services rendered                  1.047          475,295              475          497,134
Amortization of unearned compensation                                     -                -                -
                                                               -------------    -------------    -------------
Balance - September 30, 1999                                     29,352,625     $     29,352     $ 11,162,409
                                                               =============    =============    =============


                                                                                Accumulated
                                                                                   Other
                                                 Unearned       Accumulated    Comprehensive
                                               Compensation       Deficit          Income            Total
                                              -------------    -------------    -------------    -------------

Balance - December 31, 1998                   $          -     $ (6,212,207)    $          -     $ (1,931,805)
                                                                                                 -------------
Comprehensive income:
  Net loss                                               -       (6,753,125)               -       (6,753,125)
  Other comprehensive income:
    Unrealized gain on marketable
      securities                                         -                -                -                -
                                                                                                 -------------
     Total Comprehensive Income                                                                    (6,753,125)
                                                                                                 -------------
Shares issued under employment contract         (1,425,000)               -                -                -
Shares issued in settlement of claims by
  Walsh Family Trust                                     -                -                -        3,975,000
Issuance of common stock                                 -                -                -            5,000
Issuance of common stock for services
  rendered                                               -                -                -          995,000
Shares issued for services rendered                      -                -                -           13,750
Shares issued for services rendered                      -                -                -          497,609
Amortization of unearned compensation               11,875                -                -           11,875
                                              -------------    -------------    -------------    -------------
Balance - September 30, 1999                  $ (1,413,125)    $(12,965,332)    $          -     $ (3,186,696)
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

                                                  PSA, INC.

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                 (UNAUDITED)

                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                       Common Stock (1)             Paid-in
                                                Per Share      ------------------------------       Capital
                                                  Amount           Shares           Amount         Par Value
                                              -------------    -------------    -------------    -------------
Balance - December 31, 1999                                      30,814,919     $     30,814     $ 14,056,972

Comprehensive income (loss):
  Net loss                                                                -                -                -
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of reclassific-
        ation adjustments                                                 -                -                -

     Total Comprehensive Income (Loss)                                    -                -                -

Shares issued for equity investment in
  SMA                                                $5.00        1,035,473            1,036        5,176,329
Shares issued for acquisition of
  Canticle Corp.                                      8.93           56,000               56          499,944
Shares issued for acquisition of Royal
  International Tours, Inc.                           2.00           78,370               78          391,772
Issuance of common stock under Reg. S                 3.31        3,151,818            3,152       10,431,304
Amortization of unearned compensation                                     -                -                -
                                                               -------------    -------------    -------------
Balance - September 30, 2000                                     35,136,580     $     35,136     $ 30,556,321
                                                               =============    =============    =============


                                                                                Accumulated
                                                                                   Other
                                                 Unearned       Accumulated    Comprehensive
                                               Compensation       Deficit      Income (Loss)         Total
                                              -------------    -------------    -------------    -------------

Balance - December 31, 1999                   $ (1,335,937)    $(13,823,433)    $    279,250     $   (792,334)
                                                                                                 -------------
Comprehensive income (loss):
  Net loss                                               -       (4,967,373)               -       (4,967,373)
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of reclassific-
      ation adjustments                                  -                -         (501,854)        (501,854)
                                                                                                 -------------
     Total Comprehensive Income (Loss)                                                             (5,469,227)
                                                                                                 -------------
Shares issued for equity investment in
  SMA                                                    -                -                -        5,177,365
Shares issued for acquisition of
  Canticle Corp.                                         -                -                -          500,000
Shares issued for acquisition of Royal
  International Tours, Inc.                              -                -                -          391,850
Issuance of common stock under Reg. S                    -                -                -       10,434,456
Amortization of unearned compensation              213,750                -                -          213,750
                                              -------------    -------------    -------------    -------------
Balance - September 30, 2000                  $  1,122,187     $ 18,790,806     $   (222,604)    $ 10,455,860
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

                                      PSA, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                           For the Nine Months Ended
                                                                 September 30,
                                                        -----------------------------
                                                             1999            2000
                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (6,753,125)   $ (4,967,373)
  Adjustments to reconcile net loss to net cash
    used in operating activities from continuing
    operations:
      Equity loss of unconsolidated affiliate - SMA                -         255,845
      Loss from discontinued operations                      627,536          21,200
      Compensatory element of stock issuances                940,526               -
      Common stock issued in settlement of claims by
        Walsh Family Trust                                 3,975,000               -
      Costs of acquisition of Canticle Corporation                 -         700,000
      Depreciation and amortization                                -           4,233
      Amortization of unearned compensation                   11,875         213,750
      Amortization of excess of cost over net assets
        of businesses acquired                                     -         131,514
      Gain on sale of marketable securities                        -        (277,368)

  (Increase) decrease in assets and liabilities, net
    of effects from acquisitions:
      Accounts receivable, net                                     -        (209,345)
      Accounts payable and accrued liabilities               689,206         539,851
      Due to/from officers                                    18,000          (6,158)
                                                        -------------   -------------
       NET CASH USED IN OPERATING ACTIVITIES                (490,982)     (3,593,851)
                                                        -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               -         (38,392)
  Equity investment in unconsolidated affiliate - SMA              -      (5,050,000)
  Expenditures for acquisitions                                    -        (612,000)
  Payments for capitalized software costs                          -        (517,500)
  Purchase of marketable securities                                -      (1,397,305)
  Proceeds from sale of marketable securities                      -       2,112,447
  Increase in other assets                                         -        (208,944)
                                                        -------------   -------------
       NET CASH USED IN INVESTING ACTIVITIES                       -      (5,711,694)
                                                        -------------   -------------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       5,000      10,434,456
                                                        -------------   -------------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS           486,254        (825,013)
                                                        -------------   -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                        272         303,898

CASH AND CASH EQUIVALENTS - BEGINNING                            294       1,183,289
                                                        -------------   -------------
CASH AND CASH EQUIVALENTS - ENDING                      $        566    $  1,487,187
                                                        =============   =============

                   See notes to consolidated financial statements.

                                    PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000


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

The Company is a holding company for entities comprising its proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, video production and post production services, air transportation, ground services and Internet television broadcast. The Company intends to search and acquire Internet and non- Internet companies that fit its acquisition portfolio criteria to complement its own products and services and extend its content offering.

As of December 31, 1999, the Company owned and operated two majority-owned and one wholly-owned subsidiaries, which are PSA Internet, Inc., Pacific States Airline Services, Inc. ("PSAS"), and PSAZZ Air, Inc. ("PSAZZ"), respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.com.

In conjunction with its business plan, the Company acquired 100% of the outstanding stock of two travel tour operators for cash and shares of its common stock during March of 2000, and acquired a 34% equity interest of SMA Real Time Inc. during May 2000 (see Note 5 - Acquisitions). SMA is a provider of wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. As discussed further in Note 6, on March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of PSAS to a member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operations.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


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

The Company funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of $2,901,025 in 1999 and $10,434,456 for the nine months ended September 30, 2000. Sales of common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of PSA, Inc. and its majority and wholly-owned subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for under the equity method of accounting.

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

                               SEPTEMBER 30, 2000


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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999 and September 30, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight line method over the estimated useful lives of five years.

Excess of Cost Over Net Assets of Businesses Acquired
-----------------------------------------------------

The excess of the purchase price over the fair market value of net assets of businesses acquired is being amortized using the straight-line method over 5 years.

Capitalized Software Costs
--------------------------

The Company capitalizes costs of computer software developed or obtained for internal use. Capitalized costs primarily include the cost of a software license purchased from a third party (Note 10). The costs will be amortized on a straight-line basis over five years, commencing when the computer software is ready for its intended use. As of September 30, 2000, the use of the computer software had not commenced.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


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

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. Advertising expense for the nine months ended September 30, 1999 and 2000 approximated $41,497 and $295,855, respectively. Advertising expenses for the three months ended September 30, 1999 and 2000 approximated $3,582 and $39,503, respectively.

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

                               SEPTEMBER 30, 2000


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

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


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

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is required to adopt SFAS No. 133 for the year ending December 31, 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the financial condition or results of operations.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition principles comply with SAB 101.

In January 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 99-17, "Accounting for Advertising Barter Transactions". ("EITF 99-17"). EITF 99-17 establishes accounting and reporting standards for barter transactions which involve nonmonetary exchanges of advertising. It requires that an entity recognize revenue and expenses from advertising barter transactions at the fair value of the advertising surrendered only when an entity has a historical practice of receiving cash for similar transactions. The Company does not believe that the adoption of EITF 99-17 will have a material impact on its financial condition or results of operations.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In March 2000, the Emerging Issues Task Force of the FASB reached consensus on Issue 00-2, "Accounting for Website Development Costs". ("EITF 00-2"). EITF 00-2 establishes how an entity should account for costs incurred to develop a website. It requires that an entity capitalize costs during the web application and infrastructure and graphics development stages of development. The consensus is effective for all costs incurred beginning after June 30, 2000, although earlier adoption is encouraged. The Company is currently evaluating the adoption of EITF 00-2 and its potential impact on its financial condition or results of operations.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities consist of the following:

                                     At December 31, 1999                       At September 30, 2000
                          ------------------------------------------   ------------------------------------------
                                          Unrealized        Fair                      Unrealized         Fair
                                          Holdings         Market                      Holdings         Market
                              Cost        Gain (Loss)      Value          Cost        Gain (Loss)       Value
                          ------------   ------------   ------------   ------------   ------------   ------------
Equity securities         $ 1,406,128    $   279,250    $ 1,685,378    $   968,353    $  (222,603)   $   745,750
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

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 5 - ACQUISITIONS (Continued)

Canticle Corporation (Continued)
--------------------

Canticle had no operating history nor any revenues or earnings from operations. Canticle had no significant assets and no financial resources. In evaluating Canticle as a candidate for the proposed acquisition, the Company placed a primary emphasis on Canticle's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and Canticle's facilitation of the Company becoming a reporting company under the Act. Accordingly, the cost of the acquisition, $700,000, has been charged to operations during the nine months ended September 30, 2000.

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

Travel Treasures, Inc.
----------------------

On March 15, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Travel Treasures, Inc. ("Travel"), a travel tour operator. Travel is a California corporation currently located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Travel received $30,000.

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

                               SEPTEMBER 30, 2000


NOTE 5 - ACQUISITIONS (Continued)

S.M.A. Real Time Inc. ("SMA")
-----------------------------

On May 4, 2000, the Company entered into an agreement to transfer to SMA $10 million in cash and 1,958,824 shares of common stock, valued at approximately $10 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration was due to SMA as follows:

               $1,250,000 in cash on May 4, 2000
               $3,750,000 in cash on May 16, 2000
               $5,000,000 obligation due October 4, 2000
               1,958,824 shares of the Company's common stock

In October of 2000, the Company's obligation to SMA of $5,000,000 was not paid. As a result, the Company's combined interest in SMA's common share was reduced to 34% and the $5,000,000 obligation to SMA was cancelled and the shares of PSA common stock provided to SMA was reduced from 1,958,824 to 1,035,473. The Company's investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000.

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

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 5 - ACQUISITIONS (Continued)

New York Network, LLC ("NYN") - Pending Acquisition
---------------------------------------------------

On August 25, 2000, the Company entered into a purchase agreement to acquire 100% of the membership units of NYN. Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of the Company's common stock preceding commencement of the acquisition. The Company is also required to provide a loan to NYN to be used for operational expenses up to a maximum of $388,000. As of September 30, 2000, the Company advanced NYN $95,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject, among other things, to the approval of the Federal Communications Commission ("FCC") to this transaction, the transfer to the Company of all FCC licenses currently owned by NYN, and the completion of a due diligence review. As of September 30, 2000, the agreement has not been consummated.

NYN is a cellular network of ten low-power television licenses and construction permits that are linked by a high capacity fiber optic cable. The network currently serves as a dynamic regional market that spans Vermont, New York, New Hampshire and Montreal, Canada. Operating under the call sign WBVT-TV, NYN is an affiliate of the United Paramount Network.

The acquisition will be accounted for as a purchase under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon the fair values at the date of the acquisition.

Jet Vacations International Inc. ("JET") - Pending Acquisition
--------------------------------------------------------------

On September 6, 2000, the Company entered into an acquisition agreement to purchase 100% of the issued and outstanding stock of JET. Pursuant to the terms of the acquisition agreement, the former shareholders of Jet will receive 242,593 shares of restricted common stock of the Company. Consummation of the acquisition is subject to, among other things, the completion of a due diligence review. As of Septemper 30, 2000, the agreement has not been consummated.

Jet, a Florida corporation, is a wholesaler of travel products specializing in Western European destinations.

The acquisition will be accounted for as a purchase under which the purchase price will be accounted to the acquired assets and assumed liabilities based upon the fair values at the date of the acquisition.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 5 - ACQUISITIONS (Continued)

Execute Direct.com, Inc. ("EDC") - Pending Acquisition
------------------------------------------------------

On September 14, 2000, the Company entered into a stock sale and purchase agreement to transfer to EDC 1,555,555 shares of common stock in exchange for 80% of the issued and outstanding shares of EDC. The Company has an option to acquire the remaining 20% of EDC at similar terms. This option will become an obligation upon completion of a registered secondary offering. The Company is also required to fund operational expenses of EDC up to a maximum of $250,000. As of September 30, 2000, the Company advanced EDC $90,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the transaction is subject to, among other things, the completion of a due diligence review. As of September 30, 2000, the agreement has not been consummated.

EDC, a Nevada corporation, is an on-line direct access level I and level II trading firm with a number of operating divisions, including an investment in a broker/dealer, a direct access trading floor, and a trading academy to instruct level II direct access trading.

The acquisition will be accounted for as a purchase, under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon the fair values at the date of the acquisition.

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

During April 2000, PSAS filed for Bankruptcy. Due to the uncertainty related to the payment of the purchase price, the Company has not recognized any receivable from the purchaser and any gain related to this sale.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 6 - DISCONTINUED OPERATIONS (Continued)

The results of operations for PSAS for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations. The following reflects the condensed balance sheet of PSAS as of December 31, 1999, the summarized results of operations for the nine months ending September 30, 1999 and for the period beginning January 1, 2000 and ending March 14, 2000:

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

                               SEPTEMBER 30, 2000


NOTE 6 - DISCONTINUED OPERATIONS (Continued)

Summarized results of operations of PSAS are as follows:

                                                             For the Period
                                          For the               Beginning
                                         Nine Months         January 1, 2000
                                     Ended September 30,   and Ending March 14,
                                            1999                  2000
                                     -------------------   --------------------


          REVENUE                         $ 1,177,503          $  397,733
                                          ============         ===========

          OPERATING EXPENSES              $(1,805,039)         $  418,933
                                          ============         ===========

          LOSS FROM DISCONTINUED
            OPERATIONS                    $  (627,536)         $  (21,200)
                                          ============         ===========

NOTE 7 - OTHER ASSETS

In connection with certain acquisitions discussed in Note 5, the Company advanced EDC $90,000 and NYN $95,000 as of September 30, 2000.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                    December 31,   September 30,
                                                        1999           2000
                                                    ------------   ------------
     Accrued claims and litigation
      settlements                                   $   550,000    $   625,000
     Accrued professional fees                        1,045,137        978,485
     Customer deposits and accrued tour costs                 -        522,069
     Retained liabilities of discontinued
        operations                                      628,538        723,832
     Other                                              608,322        597,585
                                                    ------------   -----------

                                                    $ 2,831,997    $ 3,446,973
                                                    ============   ============

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIENCY)

The transactions discussed below have been retroactively restated to reflect the one-for-fifty reverse stock split effected on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

Common Stock Issuances
----------------------

On March 13, 1998, ASAT entered into a stock exchange agreement and plan of reorganization, whereby ASAT acquired PSA, Inc., a California corporation, which it subsequently merged into ASAT. Control of the corporation shifted to the Walsh Family Trust, David E. Walsh, Trustee, and ASAT changed its name to the Company's current name. David E. Walsh and other individuals replaced the existing officers and directors. This transaction resulted in the issuance to the Walsh Family Trust of 1,424,319 shares of the Company's common stock, which, after issuance, was to have equaled 81.58% of the outstanding common stock at the time of the reorganization. The Walsh Family Trust owned 97% of the common stock of the acquired California entity prior to the acquisition by the Company. This transaction has been accounted for as a reverse acquisition under the purchase method of accounting, with an effective date of March 13, 1998. At the time of acquisition, ASAT had no tangible assets and no operations, and no goodwill resulted from this transaction.

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

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

Common Stock Issuances (Continued)
----------------------

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

Regulation S Offering
---------------------

On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, the Company offered to sell a maximum value of $10,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. On May 22, 2000, the offering was amended to sell a maximum of $25,000,000 at a purchase price not less than $5.00 per share. The minimum purchase value was $25,000, subject to the Company's right to accept less. Through December 31, 1999, 1,462,294 shares were sold, yielding $2,896,025 in proceeds, net of commissions. During the nine months ended September 30, 2000, 3,151,818 shares have been sold yielding $10,434,456 in proceeds, net of commissions. Per share prices varied from $2.00 to $10.50. The Company intends to use the net proceeds of this offering of its common stock to fund future acquisitions and for working capital. There is no assurance that the Company will be able to sell any additional shares of its common stock in the course of this offering.

In connection with this offering, the Company entered into an exclusive agreement with a placement agent to solicit offers from individuals to purchase shares. As consideration, the Company is obligated to pay the placement agent a commission equal to 7% of the gross proceeds of the offering.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims
---------------------

As of September 30, 2000, the Company was subject to the following litigation claims:

PSA, Inc.:

During May 1997, a suit was filed by Thomas Halder against the Company and several officers and directors of the Company in the Superior Court of California, San Diego County Case No. 719562, alleging fraud in the issuance of securities of PSAZZ, a subsidiary of the Company. Plaintiff Thomas Halder, has been dismissed as plaintiff per his request and replaced by substitute plaintiff Michael Dupont. Plaintiff Dupont sought to have the case certified as an investor class action, but the Court denied his request. Despite the notice, none has so far joined this action. Thus, the case is, at this time, limited to Mr. Dupont's individual claim pertaining to his $75,000 investment. In November 1999, the Court abated the action and required Mr. Dupont to pursue his claim in arbitration, pursuant to his subscription agreement. Mr. Dupont failed to file for arbitration and this action was dismissed by the court on August 18, 2000.

During October 1998, a suit was filed by F. Hawkins and H. Hawkins against the Company in the Superior Court of California, Los Angeles County, Case No. YC033477. Plaintiff F. Hawkins seeks approximately $1 million in additional consideration from the Company, Pacific States Airline Services, Inc. ("PSAS"), a subsidiary of the Company, and certain individual officers and directors for the Company's purchase of her interest in PSAS in June 1998. Plaintiff H. Hawkins seeks damages for breach of an employment contract. As a result of PSAS filing for Chapter 11 Bankruptcy in April 2000, this case was removed from the Superior Court to the U.S. Bankruptcy Court Central District of California, Los Angeles Division, Case No. LA00-22748KM. In September 2000, the action was remanded back to the Superior Court and is awaiting a status conference. The Company intends to negotiate a settlement or vigorously defend against the claims, but there is no assurance as to whether a settlement agreement will be reached.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims (Continued)
---------------------

PSA, Inc.: (Continued)

Meyer Group Ltd., et al., v. Douglas T. Beaver, et al. Superior Court of California, Orange County, Case No. 775680, Third Amended Cross-Complaint filed June 23, 1998 by defendant Robert E. Thompson. The complaint in this action does not name the Company as a defendant. However, individual defendant Robert E. Thompson filed a cross-complaint against over thirty cross-defendants, one of which is American Telecommunications Standards International, Inc. ("ASAT"), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Later, Mr. Thompson also added the Company as a Roe cross-defendant. Briefly, Mr. Thompson alleges that he was fraudulently induced by ASAT and others to invest money in that venture and in other ventures not related to the Company. Mr. Thompson seeks approximately $900,000 from all the cross-defendants. Negotiations to settle all claims with Mr. Thompson are currently ongoing. The Company believes that this action will be settled and will include a "good faith" dismissal for past and future claims by all claimants. There is no assurance as to whether a settlement agreement will be reached.

During August 1999, a suit was filed by Jan Bonner against the Company in the District Court of Harris County, Texas, Case No. 99-39761. Bonner alleges a breach of contract, seeking approximately $20,000, plus 75,000 shares in the Company. The Company believes that this claim has no merit because of a breach of contract and failure to perform by the plaintiff. In October 2000, a confidential settlement was reached in this action and a dismissal is expected to be entered with the court on or about November 1, 2000.

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

During 1999, a suit was filed by FNG & Associates, Inc. against the Company in the Superior Court of California, County of Los Angeles, Case No. BC224041 for compensatory damages of not less than $1,272,000 subject to proof at the time of trial, plus punitive damages, according to proof and attorneys' fees. Discovery has commenced in this action. The Company is vigorously defending this claim.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and Claims (Continued)
---------------------

PSA, Inc.: (Continued)

In September 2000, the Company was served with a suit filed in August by Richard Okoturo and Sammoric Financial Co. alleging breach of contract and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company believes this action to be merit less and will vigorously defend the claim.

In September 2000, a suit was filed against the Company in the District Court of Clark County, Nevada, Case No. A424877 by James Stock d/b/a Stock Enterprises claiming unspecified damages exceeding $40,000. The Company is investigating this claim and will, if appropriate, either negotiate a settlement or defend the claim.

Pacific States Airline Services, Inc. ("PSAS"):

During April 2000, PSAS filed for bankruptcy. As a result of the bankruptcy filing the following cases were removed from the Superior Court to the U.S. Bankruptcy Court Central District of California, Los Angeles Division, Case No. LA 00-22748 KM:

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

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

A suit, which has yet to be served, was filed in late June 2000 against PSAZZ by New Archetype Publishing Corp. d/b/a Vox Mundi in Superior Court of California, Los Angeles County, Case No. BC231773, alleging breach of contract. The Company believes this action is without merit and intends to vigorously defend the allegations.

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

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents and trade accounts receivable. As of December 31, 1999 and September 30, 2000, cash and cash equivalents include $1,156,665 and $848,376, respectively, in money funds and certificates of deposits maintained at a foreign bank (LGT Bank located in Zurich, Switzerland). Such funds are uninsured.

With respect to trade receivables, ongoing credit evaluations of customers' financial condition are performed and generally, no collateral is required. The Company maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

At September 30, 2000, one customer accounted for approximately 100% of the accounts receivable balance.

Leases
------

PSA currently leases approximately 6,000 square feet of office space at a monthly rental rate of $6,505, subject to annual adjustments. Its lease term expires in February 2004.

Rent expense relating to the operating leases included in selling, general and administrative expenses amounted to $35,425 and $104,561 for the nine months ended September 30, 1999 and 2000, respectively.

Employment Agreements
---------------------

David E. Walsh, Chairman, Chief Executive Officer and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to a five-year employment agreement, effective on September 30, 1999.

Pursuant to the employment agreement, Mr. Walsh received 5,700,000 shares of common stock as additional consideration valued at $1,425,000 in 1999. The value is being amortized over the five-year period of the agreement, of which $213,750 was charged to operations for the nine months ended September 30, 2000.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The $517,500 payment made in March of 2000 has been reflected on the September 30, 2000 consolidated balance sheet as a capitalized cost of computer software developed or obtained for internal use.

NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 1999 and 2000, with respect to its continuing operations, the Company paid $-0- for interest and income taxes.

Non-Cash Transactions
---------------------

During the nine months ended September 30, 2000, the Company completed the acquisitions of Royal, Travel and Canticle. The transactions had the following non-cash impact on the balance sheet and income statement as of September 30, 2000:

          Property and equipment                            $  15,000
          Intangibles                                         863,975
          Accounts payable and accrued liabilities            (75,125)
          Equity                                             (891,850)
          Costs of acquiring Canticle charged to
            operations                                        700,000
                                                            ----------
          Net Cash Used for Acquisitions                    $ 612,000
                                                            ==========

During the nine months ended September 30, 1999:

a. Common stock issued in settlement of claims by Walsh Family Trust aggregating $3,975,000.

b. Common stock issued in settlement of 1999 and prior year's compensation aggregating $404,167 and $565,833, respectively.

c.       Common stock issued for services rendered aggregating $536,359.

                                   PSA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000


NOTE 12 - PROFORMA INFORMATION

The Company's consolidated financial statements for the nine months ended September 30, 1999 do not include the results of operations of Royal and Travel and the consolidated financial statements for the nine months ended September 30, 2000 do not include the results of operations of Royal for the period from January 1, 2000 through March 14, 2000 and Travel for the period January 1, 2000 through March 15, 2000. The following summarizes the proforma results of operations for the nine months ended September 30, 1999 and 2000, assuming the foregoing acquisitions had occurred on January 1, 1999 and 2000:



                                                      1999           2000
                                                 -------------   ------------

          Revenues - Net                         $  5,445,350    $ 6,525,275
                                                 =============   ============
          Loss from Operations                   $ (2,092,980)   $(4,498,766)
                                                 =============   ============
          Loss Before Taxes                      $ (6,067,980)   $(5,037,314)
                                                 =============   ============
          Basic and Diluted Net Loss Per Share   $      (0.37)   $     (0.15)
                                                 =============   ============

NOTE 13 - SUBSEQUENT EVENT

Financial Advisory Agreement
----------------------------

On October 10, 2000, the Company entered into a three-month agreement with a financial advisory firm. Under this agreement, the advisor is to provide financial advisory services in connection with the Company's capital structure, financial strategy, business plan development, access to capital markets and other matters relating to the financial position of the Company. The agreement calls for the Company to pay a fee at the rate of $10,000 per month and to issue to the advisor 2,712 shares of the Company's common stock per month. The agreement shall be automatically renewed for additional three-month periods, unless written notice is given 45 days of the expiration of the term.

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

We own and operate two majority-owned and two wholly-owned subsidiaries: PSA Internet, Inc., PSAZZ Air, Inc., Royal International Tours, Inc. (acquired on March 14, 2000) and Travel Treasures, Inc. (acquired on March 15, 2000), respectively. In addition, PSA Internet, Inc. owns 80% of PSAZZ.COM. We have a 34% interest of S.M.A. Real Time Inc.("SMA") (acquired on May 4, 2000).

Through PSA Internet, Inc., one of our majority-owned subsidiaries, we intend to create, through strategic acquisitions/alliances and internal development, global cyber-streaming network with multi-channel-broadband capacity for travel and entertainment. It will be vertically integrated to deliver highly targeted, interactive online content with horizontal line extensions into television and print. Under the umbrella of "www.psazz.com", this Internet and Television Network's initial focus will be on travel, followed by content channels devoted to music, short subjects, live event coverage, film and digital print. In our efforts to enhance our Web site capabilities, we intend to utilize currently available Internet broad-based distribution travel software. Webmaster Zone One, which has developed several large Web sites, is in final stages of this site's development and another Web designer company, DATALEX, is currently constructing the site's booking engine. We are also planning to feature on our site broadband convergence to create a comprehensive database enabling prospective travelers to search for travel intelligence, travel specials, news, music, sporting and industry related events.

In conjunction with our business plan, during March of 2000, we acquired 100% of the outstanding stock of two travel tour operators for cash and shares of our common stock, and in May of 2000, we acquired an equity interest in a production and post-production company. During the quarter ended September 30, 2000, we entered into three acquisition agreements, all of which are subject to the satisfactory completion of due diligence and one of which is subject to FCC approval. The companies consist of a travel tour company, specializing in Western European vacation, a low power television broadcaster located in Vermont, and an on-line trading company located in New York state. As of November 14, 2000, we have not closed any of these three peinding acquisitions. (see Note 5 - Acquisitions).

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

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2000 vs. the Nine Months Ended September 30, 1999:
----------------------------------------------------------------------

We reported revenue of $5,928,199 for the nine months ended September 30, 2000, as a result of the acquisition of Royal International Tours, Inc. ("Royal") on March 14, 2000, Travel Treasures, Inc. ("Travel") on March 15, 2000. Previously, we had no revenue from our continuing operations. We reported cost of revenues for the nine months ended September 30, 2000 of $5,389,797 as a result of the acquisitions mentioned above. Previously, we had no cost of revenues from our continuing operations.

Selling, general and administrative expenses increased for the nine months ended September 30, 1999 from $1,210,063 to $4,680,559 for the nine months ended September 30, 2000. The increase was attributable to expenses incurred for consulting, public relations and advisory fees, aggregating $2,826,738, other corporate overhead and selling, general and administrative expenses of our acquired businesses.

During the nine months ended September 30, 1999, the Company incurred non- cash compensation aggregating $429,167. This was the result of stock issued to David
E. Walsh as compensation for his management services to the Company.

For the nine months ended September 30, 1999 and 2000, we incurred operating losses of $2,150,589 and $4,407,625, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses, and the lack of revenues.

For the nine months ended September 30, 1999 and 2000, other expense was $3,975,000 and $538,548, respectively. For the nine months ended September 30, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors approved the issuance of 15,900,000 shares of common stock, valued at $3,975,000, to the Walsh Family Trust. During the nine months ended September 30, 2000, we charged $700,000 to operations in connection with our purchase of the Canticle Corporation (Note 5). For the nine months ended September 30, 2000, the Company realized a gain aggregating $277,368 from the sale of marketable securities, net interest income of $139,929 and recorded an equity loss in the investment in SMA of $255,845.

We expect revenues to increase as we recognize revenues from our acquisitions. However, such revenues may not be sufficient to eliminate our operating loss during 2000.

For the Three Months Ended September 30, 2000 vs. the Three Months Ended September 30, 1999:
------------------------------------------------------------------------

We reported revenue of $2,576,001 for the three months ended September 30, 2000, as a result of the acquisition of Royal on March 14, 2000 and Travel on March 15, 2000. Previously, we had no revenue from our continuing operations. We reported cost of revenues for the three months ended September 30, 2000 of $2,326,960 as a result of the acquisitions mentioned above. Previously, we had no cost of revenues from our continuing operations.

Selling, general and administrative expenses increased for the three months ended September 30, 1999 from $204,035 to $1,100,630 for the three months ended September 30, 2000. The increase was attributable to expenses incurred for consulting public relations and advisory fees, aggregating $315,259, other corporate overhead and selling, general and administrative expenses of our acquired businesses.

For the three months ended September 30, 1999 and 2000, we incurred operating losses of $204,035 and $956,422, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses, and the lack of revenues.

For the three months ended September 30, 2000, other expense was $252,413. For the three months ended September 30, 2000, we recorded net interest income of $23,980 and equity losses of the investment in SMA of $276,393. There were no other income or expense for the three months ended September 30, 1999.

We expect revenues to increase during 2000 as we recognize revenues from our acquisitions. However, such revenues may not be sufficient to eliminate our operating loss during 2000.

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations during 1999 and 2000 through sales of our common stock resulting in net proceeds to us of $2,901,025 in 1999, $10,434,456 for the nine months ended September 30, 2000, and $876,385 for the three months ended September 30, 2000. Sales of our common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

During the nine months ended September 30, 2000, we expended $662,000 to fund business acquisitions, $517,000 for the initial payment on the acquisition of a software license, $3,594,000 for working capital needs and $825,000 for discontinued operations. In addition, we invested $5,000,000 in our equity investment in SMA.

Our cash and cash equivalents and marketable securities approximated $1,487,000 and $745,000, respectively, as of September 30, 2000. We will require additional funding in order to accomplish our growth objectives and marketing of our products and services. There is no assurance that we will be able to secure any or all funding necessary for our future growth and expansion. There is also no assurance that even if we manage to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing our business and will not ultimately have an adverse effect on our business and operations. We are exploring other financing alternatives, including private placements and public offerings.

On May 4, 2000, the Company entered into an agreement to transfer to SMA $10 million in cash and 1,958,824 shares of common stock, valued at approximately $10 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration was due to SMA as follows:

                $1,250,000 in cash on May 4, 2000
                $3,750,000 in cash on May 16, 2000
                $5,000,000 obligation due October 4, 2000
                1,958,824 shares of the Company's common stock

In October of 2000, the Company's obligation to SMA of $5,000,000 was not paid. As a result, the Company's combined interest in SMA's common share was reduced to 34% and the $5,000,000 obligation to SMA was cancelled and the shares of PSA common stock provided to SMA was reduced from 1,958,824 to 1,035,473. The Company's investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000.

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

PART II -- OTHER INFORMATION.


Item 1.  Legal Proceedings.

There have been no material developments in our legal proceedings during the quarter ended September 30, 2000.

Item 2. Changes in Securities.

(a)      Not applicable.

(b)      Not applicable.

(c) On May 22, 2000, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, the Company offered to sell a maximum of $25,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase was $25,000, subject to the Company's right to accept less. During the period January 1, 2000 through September 30, 2000, 3,151,818 shares have been sold yielding $10,434,456 in proceeds, net of commissions. Per share price varied from $2.00 to $10.55.

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


Dated: November 13, 2000


                                     PSA, INC.
                                     (Registrant)


                                     /s/ David E. Walsh
                                     --------------------------------
                                     David E. Walsh, President and
                                     Chief Executive Officer

----------
  (2) Filed herewith