Form 10KSB
period 2000-12-31
PSA INC /NV
filed 2001-04-24
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000          Commission File No. 0-29627

                                    PSA, INC.
                 (Name of small business issuer in its charter)


             Nevada                                              88-0212662
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:               $ 12,808,924.00

At December 31, 2000 there were 9,141,200 outstanding shares of registrant's common stock held by non-affiliates, with a market value of $9,141,200 based on a closing bid quotation on the OTC Bulletin Board on that date of $1.00 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable [X].

At December 31, 2000, a total of 35,985,423 shares of registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                   PSA, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

CAUTIONARY STATEMENTS

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS AND THE OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE INVESTING IN OUR COMMON STOCK. IF WE DO NOT SUCCESSFULLY ADDRESS THE RISKS DESCRIBED BELOW, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOW COULD BE MATERIALLY ADVERSELY AFFECTED. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE BECAUSE OF ANY OF THESE OR OTHER RISKS, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT. WE URGE YOU TO REFER TO THE OTHER INFORMATION INCLUDED IN THIS REPORT, INCLUDING THE FINANCIAL STATEMENTS AND RELATED NOTES.

         The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the PSA to avail itself on the "safe harbor" provisions of that Act. The discussions and information in this Report may contain both historical and forward-looking statements. To the extent that the Report contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of the PSA, please be advised that the PSA's actual financial condition, operating results, and business performance may differ materially from that projected or estimated by the PSA in forward-looking statements. The PSA has attempted to identify, in context, certain of the factors it currently believes may cause actual future experience and results to differ from the PSA's current expectations. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, adverse international, federal, state, and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, operating deficits, no profitability, loss of customers, dilution caused by other issuances of Common Stock, warrants and other securities by the PSA, price increases for advertising, labor, and supplies, failure of Web site software, failure to obtain customers, the risk of litigation and administrative proceedings involving the PSA and its employees, the possible acquisition of new businesses that do not perform as anticipated, intense competition, adverse government regulation, the possible fluctuation and volatility of the PSA's operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Report or in other reports issued by the PSA. The risk factors listed in this Report could adversely affect the value of our Common Stock. Any forward-looking statements contained in this Report should not be relied upon as predictions of future events.

PSA, INC.

         PSA is a holding company for entities that are developing interactive television services network ("T-Commerce") designed to unite global interactivity via the familiar television format with the emerging digital broadcast and interactive technologies, and digital video production and post production services, as well as international tour, travel and entertainment products and services.

         PSA EUROPE AG ("PSA AG"). This PSA subsidiary, based in Zurich, Switzerland, was formed to conduct our European business affairs. In the areas of capital formation, mergers and acquisitions and strategic alliances, PSA AG will play an integral role.

         PSAZZ TV, INC. ("PSAZZ TV"), incorporated in the State of Delaware on March 14, 2000, is a majority owned subsidiary of PSA created to develop and operate our television related assets and acquisitions. In August 2000, PSA executed a Purchase Agreement with New York Network, LLC to acquire WBVT, Inc., a UPN affiliate with 10 licenses in the Northeast United States as part of our plan to consolidate stations in small high-opportunity markets into a new national network to distribute its global entertainment content on a multi-media basis. As a low power TV broadcaster, WBVT is ideal positioned for last mile broadband wireless Internet connection. Through PSAZZ TV, INC., PSA intends to build a comprehensive T-Commerce affinity programming. The system is designed to provide a full range of financial and local news, travel and entertainment shows, as well as related information, products and services to be purchased interactively. In our efforts to enhance interactive TV capabilities, we intend to utilize currently available broad-band distribution software. PSA has not completed the acquisition of WBVT, Inc. to date and there is no assurance as to if or when the closing will occur.

         PSAZZ TRAVEL, INC. ("PSAZZ Travel"), incorporated in the State of Delaware on July 27, 2000, is a majority owned subsidiary of PSA created to develop and operate PSA's travel related assets and acquisitions. Through PSAZZ Travel, PSA currently provides tour and travel packages for domestic and international customers. With the launch of our travel website, PSAZZ Travel will broaden its base of products and services to include the Traveltainment concept of entertainment and travel shows and related information by using existing e-commerce products and services available for purchase.

         Both PSAZZ TV and PSAZZ Travel will operate under the guidance and management of the PSAZZ Network, which has been created to integrate the convergent technologies of e-commerce and T-Commerce.

         PSAZZ NETWORK, INC. ("PSAZZ Network"), was incorporated in the State of Nevada on April 5, 1999, as a majority-owned subsidiary of PSA to develop and operate PSA's exclusive Internet brand.

         ROYAL INTERNATIONAL TOURS, INC. ("RIT"), a California corporation incorporated in 1980, was acquired as a wholly owned subsidiary of PSA as of March 14, 2000. RIT was a travel tour operator with an office in El-Segundo, California, specializing in tours for European visitors to the United States.

         TRAVEL TREASURES, INC. ("TVL"), a California corporation incorporated in 1982, was acquired as a wholly owned subsidiary of PSA as of March 15, 2000. TVL is a full service travel agency based in El-Segundo, specializing in affinity tours and cruise ship packages for both foreign and domestic travelers.

         JET VACATIONS, INC. ("JET"), a Florida corporation incorporated in 1996, was acquired as a wholly owned subsidiary of the Company as of November 30, 2000. JET is a travel tour operator with an office in El Segundo, California, specializing in tours to Europe for the United States domestic travel market.

         PSAZZ AIR, INC. ("PSAZZ Air"), incorporated in the State of California on May 27, 1994, is a 80%-owned subsidiary of PSA. PSA has no immediate plans to activate PSAZZ Air. Neither PSA nor PSAZZ Air has any affiliation with the former Pacific Southwest Airlines, PSA Airlines or USAirways, which acquired PSA Airlines in 1998.

HISTORICAL MATERIAL EVENTS

         PSA is a publicly held company that was incorporated in the State of Nevada in 1985. PSA's Common Stock, $.001 par value per share, is listed on the NASDAQ OTC BB trading under the symbol PSAX. Formerly known as American Telecommunications Standard International, Inc., PSA completed its merger with PSA, Inc., a California corporation, in April of 1998. Although PSA was the surviving entity, the management of the terminated entity replaced all of its management. In connection with the merger, PSA changed its name to the our present name, as well as its trading symbol from ASAT to PSAZ. On September 22, 1998, the Company changed its trading symbol to PSAX.

         On February 18, 2000, PSA acquired all the outstanding shares of Common Stock of Canticle Corporation ("Canticle"), a Delaware corporation, from the prior Canticle shareholder in exchange for an aggregate of 56,000 shares of Common Stock of PSA (the "Acquisition"). As a result, Canticle became a wholly owned subsidiary of PSA. The Acquisition was intended to qualify as a re-organization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission ("SEC"), PSA became the successor issuer to Canticle for reporting purposes under the Securities Exchange Act of 1934. The Acquisition occurred after December 31, 1999, and as of December 31, 1999 Canticle Corporation was the reporting company. A copy of the Agreement and Plan of Reorganization was filed as an exhibit to the Current Report on Form 8-KSB filed with the Securities and Exchange Commission on May 14, 2000.

         On March 14, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a Los Angeles based travel tour operator, specializing in tours for European visitors to the United States. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received shares of restricted common stock of the Company and cash. The previous sole owner of Royal, Mr. Richard Sondheim, was retained as CEO of Royal International Tours pursuant to a one (1) year engagement agreement. Subsequently, he was terminated for cause on February 12, 2001 and the Company filed a lawsuit for rescission and other claims in March 2001 (see "Legal Proceedings")

         On March 15, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Travel Treasures, Inc. ("Travel"), a retail travel agency. Travel is a California corporation specializing in cruise ship packages and individual travel arrangements. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Travel received $30,000.

         In May 4, 2000, the Company entered into an agreement with SMA Real Time, Inc. ("SMA") to acquire a 50% equity interest in SMA in exchange for cash and stock, valued at $12 million. In October 2000, the Company reduced its holdings in SMA to 34%, thereby reflecting its investment in SMA as a significant $9.9 million asset.

         On August 30, 2000, PSA entered into an agreement with New York Network, LLC ("NYN") to acquire 100% ownership WBVT Television, Inc., a UPN affiliate with 10 licenses in the Northeast United States. On January 18, 2000, the application to transfer control of the licenses to PSAZZ TV, Inc. was filed with the Federal Communications Commission (FCC). Under the terms and conditions of the acquisition agreement by PSA and NYN, the completion of the transaction is subject to FCC approval and transfer of the licenses. Concurrently, NYN applied to the FCC for transfer of the licenses to its affiliate, WBVT Television, Inc., and PSA assigned its rights to the licenses to its subsidiary, PSAZZ TV, Inc. These subsidiary companies are the applicants in the FCC filing. On March 23, 2001, the FCC consented to the transfer of the licenses. The Company anticipates that the FCC will issue its formal grant order on or about May 1, 2001 and the acquisition can proceed to consummation.

         On September 14, 2000, PSA entered into an agreement with Execute Direct, Inc. ("EDC") to acquire an 80% interest in EDC in exchange for cash and stock. As a result of adverse market and economic conditions in the 4th Quarter 2000, PSA reduced its holdings in EDC to a $105,000 investment as of December 28, 2000. EDC provides on-line securities trading and training.

         On September 15, 2000, PSA entered into an agreement to acquire 100% of the issued and outstanding stock of Jet Vacations International, Inc. ("Jet"). Jet, a Florida corporation, is a wholesaler of travel products specializing inWestern European destinations. Pursuant to the terms of the acquisition agreement, the former shareholders of Jet were to receive 242,593 shares of restricted common stock of the Company. On November 30, 2000, the Company completed the acquisition

         On October 26, 2000, PSA entered into an Investment Agreement (the "Equity Line") with GMF Holdings, Inc., ("GMF"). Pursuant to the terms of the Investment Agreement, PSA may issue and sell to GMF, by delivery of a put notice, up to $50,000,000 of PSA's Common Stock during the period beginning on the effective date of a registration statement covering PSA's Common Stock and ending 30 months later or 36 months from October 26, 2000, whichever occurs soonest, or upon termination of the Investment Agreement. GMF has agreed to purchase shares of Common Stock within 10 business days after receipt of the put notice (the "Purchase Period"). PSA may deliver put notices no more frequently than once every 11 consecutive business days. The purchase price per share is 91% of the average of the three lowest bid prices of PSA's Common Stock during the Purchase Period.

         The minimum amount of Common Stock that GMF is required to purchase during the applicable Purchase Period is the lesser of the put notice amount (unless otherwise reduced in accordance with the terms of the Investment Agreement) or 150% of the average daily trading volume during the 40 Business Days prior to the put notice date. In no event will GMF be required to purchase an amount of PSA Common Stock that would result in GMF beneficially owning more than 9.9% of PSA's outstanding shares of Common Stock on the put notice date. Conversely, PSA will not be required to issue shares to GMF totaling more than 19.99% of PSA Common Stock outstanding as of October 26, 2000, as may be adjusted, if such issuances could cause a delisting of the Company's Common Stock, without first obtaining the approval of PSA's shareholders.

         The issuance and sale of our Common Stock to GMF is conditional upon:
(i) the effectiveness of a registration statement with respect to such Common Stock at all times during the Purchase Period; (ii) the listing of our Common Stock on at least the OTC electronic board, during the period commencing on the date the put notice is delivered by PSA and ending on and including the related closing date of such purchase, and our Common Stock has not been suspended from trading or been notified of any pending or threatened action to delist or suspend our Common Stock; (iii) no major transaction has occurred or been announced during the period commencing on October 26, 2000, and ending on and including the applicable closing date of any stock purchases; and (iv) PSA has complied with its obligations and is not in breach of the Investment Agreement, the Amended and Restated Registration Rights Agreement and any other related agreement. A major transaction is defined in the Investment Agreement as: (i) the consolidation, merger or other business combination of PSA into another person (other than certain mergers effected solely for the purposes of changing the jurisdiction of incorporation of PSA); (ii) the sale or transfer of all or substantially all of PSA's assets; or (iii) the consummation of a purchase, tender or exchange offer made to and accepted by the holders of more than 30% of the economic interest in, or the combined voting power of all classes of voting stock of PSA.

         The Investment Agreement will automatically terminate upon the earliest to occur of the purchase by GMF of $50,000,000 in PSA's Common Stock, 36 months after October 26, 2000 or 30 months from the date that the initial registration statement is declared effective, whichever is earlier, or the bankruptcy or insolvency of PSA. Additionally, GMF has the option to terminate the Investment Agreement upon the occurrence of certain events, including without limitation:
(x) subject to certain exceptions, the issuance or sale by PSA of any equity securities or securities convertible into equity securities without the prior written consent of GMF if the primary purpose of such issuance or sale is the raising of capital, (y) the suspension of trading of PSA's Common Stock for a period of five consecutive business days, and (z) if PSA has not filed a registration statement for the shares of Common Stock issuable to GMF pursuant to the Investment Agreement on or before May 1, 2001, or such registration statement has not been declared effective within 120 days after the initial filing date of the registration.

CURRENT OPERATIONS

         PSA's current operations consist of business activities of its three
(3) wholly owned travel subsidiaries: JET, TVL and, RIT and the launch of its Internet portal at HTTP://WWW.PSAZZ.COM. For the 12 months ending December 31, 2000, these entities had revenues of $12,808,924 with an operating loss of $8,053,703.

BUSINESS PLAN

         PSA intends to build a fully integrated content, distribution and multi-media production infrastructure for its PSAZZ Network subsidiary through a series acquisitions and alliances of related on-and-offline entities, including:

      TELEVISION BROADCASTING. PSA intends to own and operate broadcast television channels dedicated to high quality affinity programming, which represents one of the most popular emerging television formats. The Company is in the process of acquiring WBVT Television, Inc. to operate and distribute programming through its low power transmission and through other distributors, syndicators and licensing agreements. PSA's principal objectives are to grow revenues and profitability from the convergence of TV and the Internet by becoming the viewer's path destination in the search for high quality, branded and affinity programming and for the advertisers targeting these viewers. The key elements of our business strategy to achieve these objectives are: capitalize on our unique brands by marketing to other television distributors, viewers and advertisers; expand distribution of our formats through leading distributors in markets worldwide; increase advertising revenues by targeting leading local advertisers in our DMAs by expanding our sales staff; continue to refine and enhance the attractiveness of our network to viewers and advertisers; capitalize on the digital broadband content and distribution to create additional revenue streams for our business; and facilitate the implementation of these strategies through advanced digital globalization of convergence and interactivity.

         THE TRAVELTAINMENT LAUNCH. Under the umbrella of the "PSAZZ Network," PSA's initial focus will be on the travel market. PSAZZ Network is planning to offer its targeted, professional affinity groups one-stop-access to an end-to-end spectrum of tailored in-depth travel programs and services, including "Traveltainment" packages driven by high profile sports, entertainment and cultural events. The launch of this service is projected for July 2001.

         TOUR INDUSTRY CONSOLIDATION. PSA will pursue a virtual consolidation strategy of the highly fragmented offline tour industry. The PSAZZ Network will seek to achieve market advantage by using its proprietary travel and tour technologies to deliver the range of choice, ease of access and use. PSA plans to aggregate small to midsize tour companies and corporate travel departments into an industry wide partnership with a set of travel services sites under the umbrella of the PSAZZ Network brand, as well as providing access to PSA's library of proprietary and repackaged, multi-media content that includes streaming videos and virtual tours of resorts, cruise lines and destinations worldwide. This concept anticipates driving additional traffic to the PSAZZ website, dramatically increasing brand awareness and creating a new revenue stream.

         PUBLISHING COMPANIES. PSA is currently negotiating the purchase of several special interest publications, which will be cross-marketed within the PSAZZ Network.

         ONLINE MUSIC. PSA is currently negotiating with an online music site that has developed a 35,000 plus digital music database along with the infrastructure and expertise to deliver ("stream") high quality audio programs to segmented audiences.

         MUSIC PRODUCTION. PSA is currently negotiating to acquire a record company and a recording studio in the Los Angeles area.

         No assurance can be given that PSA will be able to implement any aspects of its business plan or to maintain the operations that it has currently established. PSA will need additional capital either through financing or through operations to meet its business goals. There is no assurance that PSA can reverse its operating losses or that it can raise additional capital to allow it to expand its planned Internet operations.

MARKETING

         PSA intends to pursue a segmentation strategy that gives priority to providing its products and services to those communities and their affinity groups via converging T-Commerce, the Internet and travel services. PSA expects to take advantage of the shared demographics of affinity groups by creating travel packages, goods and services customized to their interests. Positioned as "Traveltainment," these packages will be driven by sports and commercial events or international business or trade conferences.

EMPLOYEES

         The Company and its subsidiaries currently employ approximately 47 employees, none of which are subject to collective bargaining agreements. Approximately 25 individuals are retained to perform management functions for the Company under engagement agreements or consultant contracts.

TRADEMARKS AND LICENSES

         Three trademark applications have been approved and notices of allowance have been issued. PSA intends to file applications for additional marks in connection with a variety of goods and services to be offered by the Company and its affiliates.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 6,000 square feet of office space at its business address at a monthly rental rate of $6,505, subject to annual adjustment. The lease term expired in February, 2001, and PSA currently occupies the space, on a month to month basis, subject to negotiation of a new lease. RIT leases approximately 3,200 square feet of office space for $3,367 per month. Its lease expires on April 15, 2002. TVL leases approximately 1,800 square feet on a month to month basis. JET leases approximately 5,100 square feet of office space for $11,830 per month. Its lease expires in January 2004. In January 2001, the Company consolidated its three travel subsidiaries in the El Segundo facilities of JET. The Company is currently renegotiating its leases at the 9800 S. Sepulveda Blvd., Los Angeles location.

         The Company expects to lease approximately 7,500 to 10,000 square feet of operating facilities for PSAZZ.COM in the future on terms to be determined.

ITEM 3.  LEGAL PROCEEDINGS

         PSA and its subsidiaries are currently involved in the following legal proceedings:

         HAWKINS V. PSA, INC. ET AL., Superior Court of Los Angeles County, California, Case No. YC033477. On October 16, 1998, Frankie and Harry Hawkins filed a complaint against the Company and others, alleging breach of contract and fraud, and rescission of the Company's agreement to purchase Frankie Hawkins' controlling share of Pacific States Airlines Services, Inc. ("PSAS"), PSAS filed for bankruptcy protection in or around May 2000. The complaint against the Company was previously dismissed by the court, but reinstated in February 2001. The Court is considering the Company's motion to file a cross-complaint against Frankie Hawkins for misrepresentations and resultant damages in connection with the acquisition of PSAS and, the court granted the Hawkins' request to reopen the case. Trial is set for October 10, 2001.

         MEYER GROUP LTD., ET AL., V. DOUGLAS T. BEAVER, ET AL., Superior Court of Orange County, California, Case No. 775680. Defendant Robert E. Thompson filed a cross-complaint against the Company and others, including American Telecommunications Standards International, Inc. ("ASAT"), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Mr. Thompson alleges that he was fraudulently induced by ASAT and others to invest money in various ventures, both related and unrelated to the Company. The Company believes this claim is without merit, and is vigorously defending the cross-complaint. On November 7, 2000, Mr. Thompson filed a separate, but related action, against the Company in the Orange County Superior Court, alleging substantially identical causes of action as those found in the cross-complaint in the Meyer v. Beaver case. Since the claims therein are redundant, the Company expects that case to be dismissed in the near future.

         FNG & ASSOCIATES, INC. V. PSA, INC., Superior Court of Los Angeles County, California, Case No. BC224041. On FNG & Associates, Inc. ("FNG") filed a complaint against the Company, alleging breach of contract and fraud claiming that the Company failed to compensate FNG for its financial public relations services. FNG seeks damages of not less than $1,272,000, plus an award of punitive damages and attorneys' fees. The Company is vigorously defending this claim on the grounds that the services FNG agreed to perform were never provided. Trial is set to begin on April 11, 2001.

         OKOTURO, ET AL. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California. In August 2000, a suit was filed against the Company by Richard Okoturo, an individual, and Richard Okoturo, doing business as Sammoric Financial Co., alleging breach of contract for accounting services allegedly provided and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company believes this action has no merit and is defending the claim. Trial is set for October 22, 2001.

         STOCK V. PSA, INC., District Court of Clark County, Nevada, A424877. In September 2000, James Stock d/b/a Stock Enterprises filed a complaint against the Company, claiming unspecified damages exceeding $40,000. The Company is negotiating a resolution of Mr. Stock's claim.

         ZURLO V. PSA, INC., AT AL., Superior Court of Los Angeles County, California, Case No. SC064886. In January 2001, a suit was filed by Carmen Zurlo and Brad Holcomb, alleging breach of contract and fraud. Plaintiffs are seeking $75,000 in compensatory damages, plus loss of earnings. The Company believes this action to have no merit and is defending against the claim. Discovery has not yet commenced and no trial date has been set.

         PSA, INC. V. SONDHEIM, Superior Court of Los Angeles County, California, Case No. BC246795. On March 14, 2001, the Company filed a complaint against Richard Sondheim, the former president and former sole shareholder of Royal International Tours, Inc. The Company purchased one hundred percent of the outstanding shares of RIT in March 2000. The Company believes that Mr. Sondheim misrepresented the liabilities of RIT in connection with the purchase by PSA of RIT. The Company therefore is seeking rescission of the purchase agreement and a return of the purchase price and all damages caused by Mr. Sondheim's wrongful conduct. The Company is waiting Mr. Sondheim's answer to the complaint and will then commence discovery in May 2001.

         ROBERT ROSEN ETC. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC246441. A complaint was filed in March 2001 against PSA for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation. The Company is defending this action and will be negotiating a resolution of this case in the near future.

         BONNER V. PSA, INC. District of Harris County, Texas, Case No. 99-39761 filed August, 1999. Plaintiff alleges a breach of contract seeking approximately $20,000 plus 75,000 shares of PSA, Inc. The Company believes that this claim has no merit because of a breach of contract and failure to perform by the plaintiff. In October 2000, a confidential settlement was reached in this action and a dismissal was entered with the court on November 2, 2000.

         FORMER MANAGEMENT OF ASAT. PSA of California entered into a stock exchange agreement and plan of reorganization on March 13, 1998 with American Telecommunications Standards International, Inc., ("ASAT") which has subsequently changed its name to PSA, Inc. The transaction was entered into by the Walsh Family Trust based on representations by former management that ASAT had no litigation, no material contracts, no liabilities and a positive stockholders equity. On August 2, 1999, the Securities and Exchange Commission filed a complaint in Federal District Court against fifteen individuals and entities, among which were former management of ASAT, for their roles in a fraudulent offering and market manipulation of the stock of the Company. Neither the Company, its subsidiaries or any of their current management were named in the complaint.

         DUPONT V. PACIFIC SOUTHWEST AIRLINES, INC., Superior Court of California, San Diego County Case No. 719562. This case was filed in May, 1997 against PSA, Inc. and several officers and directors of the Company, alleging fraud in the issuance of securities of PSAZZ Air, Inc. Plaintiff Thomas Halder has been dismissed as plaintiff per his request and replaced by substitute plaintiff Michael DuPont. Plaintiff DuPont sought to have the case certified as an investor class action, but the Court denied his request. Despite the notice of the action from Mr. Dupont's counsel to the other shareholders, none has so far joined this action. Thus, the case is at this time limited to Mr. DuPont's individual claim pertaining his $75,000 investment. In November, 1999, the Court abated the action and required Mr. DuPont to pursue his claim in arbitration. It is the view of the Company's counsel that he will not proceed with the arbitration.

         A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ AIR, INC. in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case was reduced to a judgment of approximately $46,000. The Company is attempting to negotiate a lesser amount and/or payment terms.

         NEW ARCHETYPE V. PSAZZ AIR, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC231773. A suit was filed in late June 2000 against PSAZZ by New Archetype Publishing Corp., d/b/a Vox Mundi, alleging breach of contract. Vox Mundi is seeking approximately $74,000 in compensatory damages as well as punitive damages. The Company believes this action is without merit and is defending the case. Trial is set for September 24, 2001.

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

         During 2000, there were no actions brought before the security holders of the Company.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) GENERAL. As of December 31, 2001, PSA has an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 35,985,423 shares have been issued and outstanding as of December 31, 2000. No preferred stock has been authorized.

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

         Prior to February 2000, the Company had been a non-reporting publicly traded company with certain of its securities exempt from registration under the Securities Act of 1933 pursuant to Rule 504 and Rule 506 of Regulation D of the General Rules and Regulations of the Securities and Exchange Commission. The NASD Stock Market implemented a change in its rules requiring all companies trading securities on the NASD OTC Bulletin Board to become reporting companies under the Securities Exchange Act of 1934. At that time PSA acquired all the outstanding shares of Canticle Corporation to become successor issuer to it in order to comply with the Eligibility Rule for the OTC Bulletin Board. (See Form 10-KSB for fiscal year ending December 31, 1999)

       The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board for the quarterly periods of the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission. The Company enacted a 1 for 50 reverse stock split effective September 22, 1998 and a two share dividend effective May 14, 1999.

                                                           High          Low
                                                           ----          ---
1999
  First Quarter                                            2 1/6         5/8
  Second Quarter                                           4 7/8         11/4
  Second Quarter (after stock dividend)                    3 3/8         11/2
  Third Quarter                                            4 3/4         1 3/16
  Fourth Quarter                                           15.0          12 7/16

2000
  First Quarter                                            20 1/8        7 7/16
  Second Quarter                                           14 5/8        3 3/8
  Third Quarter                                            6 1/4         13/4
  Fourth Quarter                                           5 3/16        1 3/16
                                                           5 3/16        1 3/16
2001
  First Quarter                                            2 3/8         3/8


SHAREHOLDERS

         As of December 31, 2000, PSA had 35,985,423 shares of common stock outstanding held by approximately 677 shareholders of record.

DIVIDENDS

         PSA has never declared or paid cash dividends on its Common Stock and anticipates that future earnings, if any, will be retained for development of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         This management's discussion and analysis of financial condition and results of operations contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, without limitation, our liquidity and capital resources, changes in consumer preferences and relationships, new product introductions, timing of our technological advances, and the other factors discussed in this Report and other reports published by the Company.

         The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this 10-KSB.

         On November 30, 2000, we completed our previously announced merger into Jet Vacations International, Inc. ("Jet") by exchanging 242,593 shares of our common stock for 100% of Jet. We have accounted for the merger as a pooling-of-interests and, accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Jet. The effects of conforming Jet's accounting policies to those of ours were not material. All references to the "Company" reflect the pooling-of-interest.

RESULTS OF OPERATIONS

         Comparison of the Year Ended December 31, 2000 vs. the Year Ended December 31, 1999:

         We reported revenue of $12,808,924 and $5,758,788 for the years ended December 31, 2000 and 1999, respectively. The increase was attributed to the acquisition of Royal International Tours, Inc. ("Royal") on March 14, 2000. We reported operating expenses for the years ended December 31, 2000 and 1999 of $11,575,971 and $4,860,630, respectively, with the increase in 2000 resulting from the acquisitions in 2000.

         Selling, general and administrative expenses increased from $3,412,482 for the year ended December 31, 1999 to $7,710,346 for the year ended December 31, 2000. The increase was attributable to expenses incurred for consulting, public relations and advisory fees, aggregating $3,618,230, other corporate overhead and selling, general and administrative expenses of our acquired businesses.

         During the year ended December 31, 1999, the Company incurred non-cash compensation aggregating $940,526. This was the result of stock issued to David
E. Walsh as compensation for his management services to the Company.

         For the years ended December 31, 1999 and 2000, we incurred operating losses of $3,454,850 and $8,053,703, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses, and the lack of revenues.

         For the years ended December 31, 1999 and 2000, other expense was $3,975,000 and $2,993,127, respectively. For the year ended December 31, 1999, as consideration for executing a settlement and mutual release agreement, the Board of Directors approved the issuance of 15,900,000 shares of common stock (adjusted for the effect of the share dividend), valued at $3,975,000, to the Walsh Family Trust. During the year ended December 31, 2000, we charged $700,000 to operations in connection with our purchase of the Canticle Corporation (Note
5). For the year ended December 31, 2000, the Company realized a gain aggregating $310 from the sale of marketable securities and net interest income of $144,895. During the year ended December 31, 2000, we recorded an equity loss of unconsolidated affiliate - SMA aggregating $2,438,232.

         We expect revenues to increase during 2001 as we recognize revenues from our acquisitions. However, such revenues may not be sufficient to eliminate our operating loss during 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We funded our operations during 1999 and 2000 through sales of our common stock resulting in net proceeds to us of $2,901,025 in 1999 and $11,232,668 in 2000. Sales of our common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act.

         During the year ended December 31, 2000, we expended $612,000 to fund business acquisitions, $517,500 for the initial payment on the acquisition of a software license, $5,194,721 for working capital needs and $825,013 for discontinued operations. In addition, we invested $5,050,000 in our equity investment in SMA.

         Our cash and cash equivalents and marketable securities approximated $1,008,225 and $30,600, respectively, as of December 31, 2000. We will require additional funding in order to accomplish our growth objectives and marketing of our products and services. There is no assurance that we will be able to secure any or all funding necessary for our future growth and expansion. There is also no assurance that even if we manage to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing our business and will not ultimately have an adverse effect on our business and will not ultimately have an adverse effect on our business and operations. We are exploring other financing alternatives, including private placements and public offerings.

         In this regard, on October 26, 2000, we entered into an Investment Agreement (the "Equity Line") with GMF Holdings, Inc., ("GMF"). Pursuant to the terms of the Investment Agreement, we may issue and sell to GMF, by delivery of a put notice, up to $50,000,000 of our Common Stock, during the period beginning on the effective date of a registration statement covering our Common Stock and ending on the earlier of: (I) the date which is 30 months from the effective date of such registration statement; (ii) 36 months from October 26, 2000; and
(iii) the termination of the Investment Agreement. GMF has agreed to purchase shares of Common Stock within 10 Business Days (as such term is defined in the Investment Agreement) after receipt of the put notice from us. GMF is required to purchase a certain number of shares of our common stock pursuant to each put notice, based on the average daily trading volume of our stock and other conditions. The purchase price is a discount from the prevailing bid price of our common stock during the 15 business days preceding the put notice. (See "Item 1. Business - Historical Material Events")

         On May 4, 2000, we entered into an agreement to transfer to S.M.A. Real Time Inc. ("SMA") $10 million in cash and 1,958,824 shares of common stock, valued at approximately $10 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration was due to SMA as follows:

            $1,250,000 in cash on May 4, 2000
            $3,750,000 in cash on May 16, 2000
            $5,000,000 obligation due October 4, 2000
            1,958,824 shares of our common stock

         In October of 2000 as a result of market and economic conditions for the Company and business conditions for SMA, our obligation to SMA of $5,000,000 was not paid. As a result, our combined interest in SMA's common shares was reduced to 34%, and the $5,000,000 obligation to SMA was cancelled and the shares of PSA common stock provided to SMA was reduced from 1,958,824 to 1,035,473. Our investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000. Included in the carrying amount of the SMA investment is goodwill of $6,535,612 at December 31, 2000, which is being amortized over 10 years.

         On August 25, 2000, we entered into a purchase agreement to acquire 100% of the membership units of New York Network, LLC ("NYN"). Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of our common stock preceding commencement of the acquisition. We are also required to provide a loan to NYN to be used for operational expenses up to a maximum of $388,000. As of December 31, 2000, we advanced NYN $212,000 and that amount is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject to, among other things, the approval of the Federal Communications Commission ("FCC") to this transaction, the transfer to us of all FCC licenses currently owned by NYN and the completion of a due diligence review. As of December 31, 2000, the agreement has not been consummated. The acquisition will be accounted for as a purchase under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon the fair values at the date of the acquisition.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements for the years ended December 31, 1999 and 2000 are included herein.




                           PSA, INC. AND SUBSIDIARIES
                           --------------------------

                                FINANCIAL REPORT
                                ----------------

                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 2000
                           --------------------------

                           PSA, INC. AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL REPORT


                                                                      Page Nos.
                                                                      ---------

INDEPENDENT AUDITORS' REPORT                                              1


CONSOLIDATED BALANCE SHEET                                                2
     At December 31, 2000


CONSOLIDATED STATEMENTS OF OPERATIONS                                     3
     For the Years Ended December 31, 1999 and 2000


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY              4
     For the Years Ended December 31, 1999 and 2000


CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5
     For the Years Ended December 31, 1999 and 2000


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             6 - 32

To the Shareholders
PSA, Inc. and Subsidiaries


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated balance sheet of PSA, Inc. and Subsidiaries and its subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders'(deficiency) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders'(deficiency) equity and cash flows for the year ended December 31, 1999 were audited by Tabb, Conigliaro & McGann, P.C., who merged with Grassi & Co., CPAs, P.C. as of January 1, 2001, and whose report dated April 13, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSA, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of approximately $8,151,000 and $11,068,000 during the years ended December 31, 1999 and 2000, respectively. Further, as of December 31, 2000, the Company had a working capital deficiency of approximately $5,515,000 and is in arrears on accounts with certain vendor creditors which, among other things, causes the balances to become due on demand. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 12, the Company is a defendant in various lawsuits alleging breach of contract and other matters. It is not possible to predict at this time whether the ultimate awards or settlement will exceed the amount currently provided for by the Company.


                                          GRASSI & CO., CPAs, P.C.

New York, NY
March 14, 2001

                           PSA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                               AT DECEMBER 31, 2000



                                     ASSETS
                                      ------


CURRENT ASSETS
  Cash and cash equivalents                                        $    907,983
  Cash - restricted                                                     100,242
  Marketable securities                                                 306,000
  Other current assets                                                   26,022
                                                                   -------------
      TOTAL CURRENT ASSETS                                            1,340,247

EQUIPMENT - at cost, net of accumulated depreciation of
  $232,233                                                              150,393
INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA                          7,789,033
CAPITALIZED SOFTWARE COSTS                                            1,725,000
OTHER ASSETS                                                            398,181
                                                                   -------------
      TOTAL ASSETS                                                 $ 11,402,854
                                                                   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  5,458,951
  Accrued capitalized software costs                                  1,207,500
  Loans payable                                                         188,686
                                                                   -------------
      TOTAL CURRENT LIABILITIES                                       6,855,137
                                                                   -------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 5, 6, 12, 13 and 15)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share; authorized
    75,000,000 shares; issued and outstanding 35,985,423
    shares                                                               35,985
  Additional paid-in capital                                         33,508,987
  Unearned compensation                                              (1,050,937)
  Accumulated deficit                                               (27,800,352)
  Accumulated other comprehensive loss                                 (145,966)
                                                                   -------------
      TOTAL STOCKHOLDERS' EQUITY                                      4,547,717
                                                                   -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 11,402,854
                                                                   =============

The accompanying notes are an integral part of these consolidated financial statements.


                            PSA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Years Ended
                                                               December 31,
                                                     --------------------------------
                                                         1999               2000
                                                     -------------      -------------
REVENUES - NET                                       $  5,758,788       $ 12,808,924
                                                     -------------      -------------
OPERATING EXPENSES:
  Cost of revenues                                      4,860,630         11,575,971
  Selling, general and administrative                   3,412,482          7,710,346
  Software development                                          -            275,179
  Compensatory element of stock issuances
    pursuant to consulting and other agreements           940,526            366,500
  Asset impairment                                              -            934,631
                                                     -------------      -------------
      TOTAL OPERATING EXPENSES                          9,213,638         20,862,627
                                                     -------------      -------------
LOSS FROM OPERATIONS                                   (3,454,850)        (8,053,703)
                                                     -------------      -------------
OTHER (EXPENSE) INCOME:
 Issuance of common shares in settlement of
    dispute with principal shareholder                 (3,975,000)                 -
 Costs of acquisition of Canticle Corporation                   -           (700,000)
 Net realized gain on sale of securities                        -                310
 Interest income - net of interest expense of
   $-0- and $6,360 for 1999 and 2000,
   respectively                                                 -            144,895
 Equity loss of unconsolidated affiliate - SMA                  -         (2,438,332)
                                                     -------------      -------------
      TOTAL OTHER (EXPENSE) INCOME                     (3,975,000)        (2,993,127)
                                                     -------------      -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                                (7,429,850)       (11,046,830)

PROVISION FOR INCOME TAXES                                      -                  -
                                                     -------------      -------------
LOSS FROM CONTINUING OPERATIONS                        (7,429,850)       (11,046,830)

LOSS FROM DISCONTINUED OPERATIONS, Net of
  income taxes of $-0- and $-0-, respectively            (721,315)           (21,200)
                                                     -------------      -------------
NET LOSS                                             $ (8,151,165)      $(11,068,030)
                                                     =============      =============
BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                         $       (.36)      $       (.32)
  From discontinued operations                               (.04)                 -
                                                     -------------      -------------
    NET LOSS PER SHARE                               $       (.40)      $       (.32)
                                                     =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                      20,543,760         34,674,603
                                                     =============      =============

The accompanying notes are an integral part of these consolidated financial statements.


                                         PSA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS'(DEFICIENCY) EQUITY

                                    FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                        Common Stock               Paid-in
                                                     Per Share  ----------------------------       Capital
                                                      Amount      Shares(1)        Amount         Par Value
                                                    ----------  -----------     ------------     ------------
Balance - December 31, 1998                                      2,739,923      $     2,740      $ 6,066,465

Net loss                                                                 -                -                -
Other comprehensive income:
  Unrealized gain on marketable
    securities                                                           -                -                -
     Total Comprehensive Income                                          -                -                -
Shares issued for settlement - WF
  Trust                                                  .250   15,900,000           15,900        3,959,100
Issuance of common stock                                 .333       15,000               15            4,985
Issuance of common stock for services
  rendered                                               .211    4,710,000            4,710          990,290
Shares issued under employment
  contract                                               .250    5,700,000            5,700        1,419,300
Shares issued for services rendered                      .250       55,000               55           13,695
Shares issued for services rendered                     1.047      475,295              475          497,134
Issuance of common stock under Reg. S                   2.294    1,462,294            1,462        2,894,563
Amortization of unearned compensation                                    -                -                -
                                                               ------------     ------------     ------------
Balance - December 31, 1999                                     31,057,512      $    31,057      $15,845,532
                                                               ============     ============     ============

                                                                                  Accumulated
                                                                                     Other
                                              Unearned          Accumulated      Compensation
                                            Compensation          Deficit            Income            Total
                                            ------------      -------------       ------------     -------------
Balance - December 31, 1998                 $         -       $ (8,581,157)       $         -      $ (2,511,952)
                                                                                                   -------------
Net loss                                                        (8,151,165)                          (8,151,165)
Other comprehensive income:
  Unrealized gain on marketable
    securities                                                                        279,250           279,250
                                            ------------      -------------       ------------     -------------
     Total Comprehensive Income                       -                  -                  -        (7,871,915)
                                            ------------      -------------       ------------     -------------
Shares issued for settlement - WF
  Trust                                               -                  -                  -         3,975,000
Issuance of common stock                              -                  -                  -             5,000
Issuance of common stock for services
  rendered                                            -                  -                  -           995,000
Shares issued under employment
  contract                                   (1,425,000)                 -                  -                 -
Shares issued for services rendered                   -                  -                  -            13,750
Shares issued for services rendered                   -                  -                  -           497,609
Issuance of common stock under Reg. S                 -                  -                  -         2,896,025
Amortization of unearned compensation            89,063                  -                  -            89,063
                                            ------------      -------------       ------------     -------------
Balance - December 31, 1999                 $(1,335,937)      $(16,732,322)       $   279,250      $ (1,912,420)
                                            ============      =============       ============     =============

(1) Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

The accompanying notes are an integral part of these consolidated financial statements.


                                         PSA, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY

                                    FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                       Common Stock                Paid-in
                                                     Per Share  ---------------------------        Capital
                                                      Amount      Shares(1)        Amount         Par Value
                                                    ----------  -----------     -----------      ------------
Balance - December 31, 1999                                     31,057,512      $   31,057       $15,845,532

Comprehensive loss:
  Net loss                                                               -               -                 -
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of reclassific-
        ation adjustments                                                -               -                 -

     Total Comprehensive Income (Loss)                                   -               -                 -

Shares issued for services rendered                                195,000             195           366,305
Shares issued for equity investment in
  SMA                                                   $5.00    1,035,473           1,036         5,176,329
Shares issued for acquisition of
  Canticle Corp.                                         8.93       56,000              56           499,944
Shares issued for acquisition of Royal
  International Tours, Inc.                              2.00       78,370              78           391,772
Issuance of common stock under Reg. S                    3.15    3,563,068           3,563        11,229,105
Amortization of unearned compensation                                    -               -                 -
                                                                -----------     -----------      ------------
Balance - December 31, 2000                                     35,985,423      $   35,985       $33,508,987
                                                                ===========     ===========      ============

                                                                                  Accumulated
                                                                                     Other
                                              Unearned          Accumulated      Compensation
                                            Compensation          Deficit            Income            Total
                                            ------------      -------------       ------------     ------------
Balance - December 31, 1999                 $ (1,335,937)     $(16,732,322)       $   279,250      $(1,912,420)
                                                                                                   ------------
Comprehensive loss:
  Net loss                                             -       (11,068,030)                 -      (11,068,030)
  Other comprehensive income (loss):
    Unrealized loss on marketable
      securities - net of reclassific-
      ation adjustments                                -                  -          (425,216)        (425,216)
                                            -------------     --------------      ------------     ------------
     Total Comprehensive Loss                                                                      (11,493,246)
                                            -------------     --------------      ------------     ------------
Shares issued for services rendered                    -                  -                 -          366,500
Shares issued for equity investment in
  SMA                                                  -                  -                 -        5,177,365
Shares issued for acquisition of
  Canticle Corp.                                       -                  -                 -          500,000
Shares issued for acquisition of Royal
  International Tours, Inc.                            -                  -                 -          391,850
Issuance of common stock under Reg. S                  -                  -                 -       11,232,668
Amortization of unearned compensation            285,000                  -                 -          285,000
                                            -------------     --------------      ------------     ------------
Balance - December 31, 2000                 $ (1,050,937)     $ (27,800,352)      $  (145,966)     $ 4,547,717
                                            =============     ==============      ============     ============

(1) Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

The accompanying notes are an integral part of these consolidated financial statements.


                                    PSA, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended
                                                                      December 31,
                                                           --------------------------------
                                                               1999                2000
                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (8,151,165)      $(11,068,030)
  Adjustments to reconcile net loss to net cash
    used in operating activities from continuing
    operations:
      Equity loss of unconsolidated affiliate - SMA                   -          2,438,332
      Loss from discontinued operations                         721,315             21,200
      Compensatory element of stock issuances                   940,526            366,500
      Common stock issued in settlement of claims by
        Walsh Family Trust                                    3,975,000                  -
      Costs of acquisition of Canticle Corporation                    -            700,000
      Depreciation and amortization                                   -             42,901
      Amortization of unearned compensation                      64,458            285,000
      Amortization of excess of cost price over net
        assets of business acquired                                   -              4,500
      Asset impairment loss                                      89,063            934,631
      Gain on sale of marketable securities                           -               (310)

  (Increase) decrease in assets and liabilities, net
    of effects from acquisitions:
      Other current assets                                        5,598             36,706
      Accounts payable and accrued liabilities                1,490,843          1,069,040
      Due to/from officers                                      141,291            (25,191)
                                                           -------------      -------------
        NET CASH USED IN OPERATING ACTIVITIES                  (723,071)        (5,194,721)
                                                           -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  -            (60,773)
  Equity investment in unconsolidated affiliate - SMA                 -         (5,050,000)
  Expenditures for acquisitions                                       -           (612,000)
  Payments for capitalized software costs                             -           (517,500)
  Purchase of marketable securities                          (1,406,128)        (1,459,856)
  Proceeds from sale of marketable securities                         -          2,413,738
  Increase in other assets                                            -           (270,973)
                                                           -------------      -------------
        NET CASH USED IN INVESTING ACTIVITIES                (1,406,128)        (5,557,364)
                                                           -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      2,901,025         11,232,668
  Proceeds from loans payable                                    55,968             51,128
                                                           -------------      -------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES             2,956,993         11,283,796
                                                           -------------      -------------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS              328,744           (825,013)
                                                           -------------      -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,156,538           (293,302)

CASH AND CASH EQUIVALENTS - BEGINNING                           145,019          1,301,557
                                                           -------------      -------------
CASH AND CASH EQUIVALENTS - ENDING                         $  1,301,557       $  1,008,225
                                                           =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - BUSINESS AND CONTINUED OPERATIONS

PSA, Inc. and Subsidiaries (the "Company") was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ASAT"), the Company completed its merger with PSA, Inc. and Subsidiaries, a California corporation ("PSA of California"), in April 1998. In connection with the merger, ASAT changed its name to the Company's present name.

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

In conjunction with its business plan, the Company acquired 100% of the outstanding stock of three travel tour operators for cash and shares of its common stock during the year ended December 31, 2000 (Note 5), and acquired a 34% equity interest of SMA Real Time Inc. during May 2000 (Note 4). SMA is a provider of wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. As discussed further in Note 8, on March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of Pacific States Airline Services, Inc. ("PSAS") to a member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operations.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the years ended December 31, 1999 and 2000, the Company incurred net losses of approximately $8,151,000 and $11,068,000, respectively, and as of December 31, 2000, had a working capital deficiency of approximately $5,515,000. The Company is in arrears with substantially all of its payables and accrued liabilities. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses or that it can raise additional capital to allow it to expand its planned Internet operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND CONTINUED OPERATIONS (Continued)

The Company funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of $2,901,025 in 1999 and $11,232,668 in 2000. Sales of common stock in 1999 and 2000 were sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings. The Company has an Investment Agreement for an Equity Line of potential capital investment from an unaffiliated investor, as described in greater detail in Note 13. The Company is currently in the process of registering the shares underlying the Equity Line on a Form S-1 registration statement.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing and restructuring its existing liabilities. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of PSA, Inc. and Subsidiaries and its majority and wholly-owned subsidiaries (collectively the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation. Investments in 20% to 50% owned entities are accounted for under the equity method and investments in less than 20% owned entities are accounted for on the cost method.

Use of Estimates
----------------

The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                           PSA, INC. AND SUBSIDIARIES

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight line method over the estimated useful lives of five years.

Capitalized Software Costs
--------------------------

The Company capitalizes costs of computer software developed or obtained for internal use. Capitalized costs primarily include the cost of a software license purchased from a third party (Note 6). The costs will be amortized on a straight- line basis over five years, commencing when the computer software is ready for its intended use. As of December 31, 2000, the use of the computer software had not commenced.

                          PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, capitalized software costs, intangibles and excess of cost over net assets of businesses acquired, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

Revenue Recognition
-------------------

Income and direct expenses related to travel sales are recognized as revenue and expenses during the month of travel.

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. Advertising expense for the year ended December 31, 1999 and 2000 approximated $37,274 and $587,187, respectively.

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

                           PSA, INC. AND SUBSIDIARIES

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

                           PSA, INC. AND SUBSIDIARIES

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

NOTE  3 - MARKETABLE SECURITIES

Marketable securities consist of the following:

                                                  At December 31, 2000
                                         ---------------------------------------
                                                       Unrealized       Fair
                                                        Holdings        Market
                                            Cost          Loss          Value
                                         -----------  -----------    -----------
Equity securities                        $   451,966  $ (145,966)    $  306,000
                                         ===========  ===========    ===========

No deferred taxes have been provided for unrealized holding loss.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4 - INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA

On May 4, 2000, the Company entered into an agreement to transfer to S.M.A. Real Time Inc. ("SMA") $10 million in cash and 1,958,824 shares of common stock, valued at approximately $10 million, in exchange for 55% of SMA's Class A voting common stock and 43.75% of SMA's Class B non-voting common stock, together representing a 50% equity interest in SMA. The following consideration was due to SMA as follows:

            $1,250,000 in cash on May 4, 2000
            $3,750,000 in cash on May 16, 2000
            $5,000,000 obligation due October 4, 2000
            1,958,824 shares of the Company's common stock

In October of 2000, the Company's obligation to SMA of $5,000,000 was not paid. As a result, the Company's combined interest in SMA's common share was reduced to 34% and the $5,000,000 obligation to SMA was cancelled and the shares of PSA common stock provided to SMA was reduced from 1,958,824 to 1,035,473. The Company's investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000. Included in the carrying amount of the SMA investment is goodwill of $6,535,612 at December 31, 2000, which is being amortized over 10 years.

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

NOTE  5 - ACQUISITIONS

a)  Purchase Transactions:

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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - ACQUISITIONS (Continued)

a) Purchase Transactions: (Continued)

Canticle Corporation (Continued)
--------------------

Canticle had no operating history nor any revenues or earnings from operations. Canticle had no significant assets and no financial resources. In evaluating Canticle as a candidate for the proposed acquisition, the Company placed a primary emphasis on Canticle's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and Canticle's facilitation of the Company becoming a reporting company under the Act. Accordingly, the cost of the acquisition, $700,000, has been charged to operations during the year ended December 31, 2000.

Royal International Tours, Inc.
-------------------------------

On March 6, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a travel tour operator, specializing in tours for European visitors to the United States. Royal's office is located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Royal received 78,370 shares of restricted common stock of the Company valued at $391,850 and cash of $382,000.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $934,631. The accompanying consolidated financial statements include the operations of Royal from the date of acquisition, March 6, 2000. During the fourth quarter of 2000, Royal experienced a significant decline in its revenue base. Consequently, the Company determined that the goodwill associated with the acquired business was impaired. As a result, the Company recorded a charge to operations aggregating $934,631.

On March 14, 2001, the Company filed a complaint against the former president and shareholder of Royal (see Note 15).

Travel Treasures, Inc.
----------------------

On March 15, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Travel Treasures, Inc. ("Travel"), a travel tour operator. Travel is a California corporation currently located in Los Angeles, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Travel received $30,000.

                            PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - ACQUISITIONS (Continued)

a) Purchase Transactions: (Continued)

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

The Company's consolidated financial statements for the year ended December 31, 1999 do not include the results of operations of Royal and Travel and the consolidated financial statements for the year ended December 31, 2000 do not include the results of operations of Royal for the period from January 1, 2000 through March 6, 2000 and Travel for the period January 1, 2000 through March 15, 2000. The following summarizes the proforma results of operations for the year ended December 31, 1999 and 2000, assuming the foregoing acquisitions had occurred on January 1, 1999 and 2000:

                                                      1999              2000
                                                  -------------    -------------
          Revenues - Net                          $ 11,844,963     $ 13,313,145
                                                  =============    =============
          Loss from Operations                    $ (3,513,456)    $ (8,199,337)
                                                  =============    =============
          Loss Before Taxes                       $ (7,488,456)    $(11,192,464)
                                                  =============    =============
          Basic and Diluted Net Loss Per Share    $       (.40)    $       (.32)
                                                  =============    =============

New York Network, LLC - Pending Acquisition
-------------------------------------------

On August 25, 2000, the Company entered into a purchase agreement to acquire 100% of the membership units of New York Network, LLC ("NYN"). Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of the Company's common stock preceding commencement of the acquisition. The Company is also required to provide a loan to NYN to be used for operational expenses up to a maximum of $388,000. As of December 31, 2000, the Company advanced NYN $212,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject to, among other things, the approval of the Federal Communications Commission ("FCC") to this transaction, the transfer to the Company of all FCC licenses currently owned by NYN and the completion of a due diligence review. As of December 31, 2000, the agreement has not been consummated.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - ACQUISITIONS (Continued)

a) Purchase Transactions: (Continued)

New York Network, LLC - Pending Acquisition (Continued)
-------------------------------------------

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

b) Pooling-of-Interests Transactions

Jet Vacations International Inc.
--------------------------------

On November 30, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Jet Vacations International, Inc. ("Jet"). Jet, a Florida corporation, is a wholesaler of travel products specializing in Western European destinations. Pursuant to the terms of the acquisition agreement, the former shareholders of Jet received 242,593 shares of restricted common stock of the Company.

The merger with Jet constituted tax-free reorganizations and has been accounted for as pooling-of-interests transaction. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Jet as though they had always been a part of Jet.

                            PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  5 - ACQUISITIONS (Continued)

b) Pooling-of-Interests Transactions (Continued)

Jet Vacations International Inc. (Continued)
--------------------------------

There were no transactions between the Company and Jet prior to the combinations. Certain reclassifications were made to Jet's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts included in the consolidated financial statements follow:

                                             PSA, Inc. and
                                              Subsidiaries           Jet             Combined
                                             -------------      -------------      -------------
Year Ended December 31, 2000 (Unaudited):
----------------------------------------
Revenue                                      $  6,621,214       $  6,187,710       $ 12,808,924
Loss from continuing operations              $(10,604,292)      $   (442,538)      $(11,046,830)
Net loss                                     $(10,625,492)      $   (442,538)      $(11,068,030)

Year Ended December 31, 1999:
-----------------------------

Revenue                                      $          -       $  5,758,788       $  5,758,788
Loss from continuing operations              $ (6,889,911)      $   (539,939)      $ (7,429,850)
Net loss                                     $ (7,611,226)      $   (539,939)      $ (8,151,165)

NOTE  6 - CAPITALIZED SOFTWARE COSTS

On March 30, 2000, the Company entered into a software license and services agreement with Datalex Limited, a company located in Dublin, Ireland. The agreement calls for the Company to license certain computer software pertaining to tour travel system for a five-year period. The Company took delivery of the server software in September 2000 and requires a permanent facility and final site design to place the software into operations. As of December 31, 2000, the software was not placed in operation. The Company capitalized software costs of $1,725,000, including a deposit of $517,500 in March 2000 and accrued costs of $1,207,500 as of December 31, 2000. The agreement also calls for annual software maintenance costing $245,250 per year, payable in advance. The Company expenses these costs in the year incurred.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7 - OTHER ASSETS

Other assets as of December 31, 2000 consisted of the following:


a) Investment in Execute Direct.com, Inc. ("EDC")                   $  105,000
b) Advances to NYN                                                     212,000
   Excess of the cost of Travel Treasures, Inc.
     over the net assets acquired - net of
     accumulated amortization of $4,500                                 25,500
   Other                                                                55,681
                                                                    -----------
        Total                                                       $  398,181
                                                                    ===========

a) On September 14, 2000, the Company entered into a stock sale and purchase agreement to transfer to EDC 1,555,555 shares of common stock in exchange for 80% of the issued and outstanding shares of EDC. EDC, a Nevada corporation, is an on- line direct access level I and level II trading firm with a number of operating divisions, including an investment in a broker/dealer, a direct access trading floor, and a trading academy to instruct level II direct access trading.

During the fourth quarter of 2000, the agreement was cancelled. The Company converted advances made of $105,000 to 52,500 shares of common stock of EDC. The investment is being accounted under the cost method of accounting.

b) In connection with the acquisition discussed in Note 4, the Company advanced NYN $212,000 as of December 31, 2000.

NOTE  8 - DISCONTINUED OPERATIONS

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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8 - DISCONTINUED OPERATIONS (Continued)

The results of operations for PSAS for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations.

Summarized results of operations of PSAS are as follows:

                                                                For the Period
                                                                   Beginning
                                                  For the       January 1, 2000
                                                Year Ended         and Ending
                                              December 31,1999   March 14, 2000
                                              ----------------  ----------------
                    REVENUE                     $ 1,550,980       $   397,733
                                                ============      ============

                    OPERATING EXPENSES          $(2,272,295)      $  (418,933)
                                                ============      ============

                    LOSS FROM DISCONTINUED
                       OPERATIONS               $  (721,315)      $   (21,200)
                                                ============      ============

NOTE  9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2000 consist of the following:

                    Accrued claims and litigation settlements       $  625,000
                    Accrued professional fees                        1,024,816
                    Customer deposits and accrued tour costs         2,135,640
                    Retained liabilities of discontinued
                       operations                                      723,832
                    Other                                              949,663
                                                                    ----------
                                                                    $5,458,951
                                                                    ==========

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - LOANS PAYABLE

Loans payable at December 31, 2000 consisted of the following:


        a) Loan payable - bank                                    $   65,000
        b) Loan payable - bank                                        23,686
        c) Loan payable - shareholder                                100,000
                                                                  -----------
              Total                                               $  188,686
                                                                  ===========

a) On December 19, 2000, the Company entered into a line of credit for up to $90,000. Indebtedness under the agreement bears interest at 8% per annum and is due on December 19, 2001. The indebtedness is collateralized by a cash deposit aggregating $100,242. The deposit is reflected on the accompanying balance sheet as restricted cash.

b) The Company entered into a $50,000 credit line. Indebtedness under the agreement bears interest at 13.0% per annum and is payable on demand.

c) In conjunction with the Jet acquisition, the Company assumed liabilities of $100,000 payable to the former shareholder of Jet. The loans are payable on demand and bear interest at the prime rate.

NOTE 11 - INCOME TAXES

The Company was not required to provide for a provision for income taxes for the years ended December 31, 1999 and 2000 as a result of net operating losses incurred during those years.

The components of deferred tax assets and liabilities at December 31, 2000 are as follows:

                    Deferred Tax Assets:
                      Net operating loss carryforwards           $5,599,000
                      Compensatory element of stock
                        issuances                                   717,000
                                                                 -----------
                         Total Gross Deferred Tax Assets          6,316,000

                      Less: Valuation allowance                   6,316,000
                                                                 -----------
                         Net Deferred Tax Assets                 $        -
                                                                 ===========

The net change during the year in the valuation allowance for deferred tax assets was an increase of approximately $2,378,000.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - INCOME TAXES (Continued)

As of December 31, 2000, the Company had available approximately $14,993,000 of net operating losses ("NOL") for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards from December 31, 1997 expire during the year 2010 through 2013, and the December 31, 1998, 1999 and 2000 NOL expire in the years 2018, 2019 and 2020, respectively. Pursuant to
Section 382 of the Internal Revenue Code, substantial restrictions are imposed on the utilization of net operating loss carryforwards in the event of an ownership change.

A reconciliation between the statutory federal income tax rate (34%) and the Company's effective rate is as follows:

                                                           1999          2000
                                                         --------      --------
Federal statutory rate                                    (34.0)%       (34.0)%
Non-deductible expenses and
  losses                                                   16.0          12.5
Increase in valuation allowance                            18.0          21.5
                                                          -----         -----
    Effective rate                                            -             -
                                                          =====         =====

NOTE 12 - STOCKHOLDERS' EQUITY (DEFICIENCY)

The transactions discussed below have been retroactively restated to reflect the one-for-fifty reverse stock split effected on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

Common Stock Issuances
----------------------

On March 13, 1998, ASAT entered into a stock exchange agreement and plan of reorganization, whereby ASAT acquired PSA, Inc. and Subsidiaries, a California corporation, which it subsequently merged into ASAT. Control of the corporation shifted to the Walsh Family Trust, David E. Walsh, Trustee, and ASAT changed its name to the Company's current name. David E. Walsh and other individuals replaced the existing officers and directors. This transaction resulted in the issuance to the Walsh Family Trust of 1,424,319 shares of the Company's common stock, which, after issuance, was to have equaled 81.58% of the outstanding common stock at the time of the reorganization. The Walsh Family Trust owned 97% of the common stock of the acquired California entity prior to the acquisition by the Company. This transaction has been accounted for as a reverse acquisition under the purchase method of accounting, with an effective date of March 13, 1998. At the time of acquisition, ASAT had no tangible assets and no operations, and no goodwill resulted from this transaction.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Regulation S Offering
---------------------

On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, the Company offered to sell a maximum value of $10,000,000 of shares of common stock of the Company at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. On May 22, 2000, the offering was amended to sell a maximum of $25,000,000 at a purchase price not less than $5.00 per share. The minimum purchase value was $25,000, subject to the Company's right to accept less. Through December 31, 1999, 1,462,294 shares were sold, yielding $2,896,025 in proceeds, net of commissions. During the year ended December 31, 2000, 3,563,068 shares have been sold yielding $11,232,668 in proceeds, net of commissions. Per share prices varied from $2.00 to $9.66. There is no assurance that the Company will be able to sell any additional shares of its common stock in the course of this offering.

                          PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Litigation and Claims
---------------------

As of December 31, 2000, the Company was subject to the following litigation claims:

PSA, Inc. and Subsidiaries:
--------------------------

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

During October 1998, a suit was filed by F. Hawkins and H. Hawkins against the Company in the Superior Court of California, Los Angeles County, Case No. YC033477. Plaintiff F. Hawkins seeks approximately $1 million in additional consideration from the Company, Pacific States Airline Services, Inc. ("PSAS"), a former subsidiary of the Company, and certain individual officers and directors for the Company's purchase of her interest in PSAS in June 1998. Plaintiff H. Hawkins seeks damages for breach of an employment contract. As a result of PSAS filing for Chapter 11 Bankruptcy in April 2000, this case was removed from the Superior Court to the U.S. Bankruptcy Court Central District of California, Los Angeles Division, Case No. LA00-22748KM. In September 2000, the action was remanded back to the Superior Court. Trial is set for October 10, 2001. The Company intends to negotiate a settlement or vigorously defend against the claims, but there is no assurance as to whether a settlement agreement will be reached.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Litigation and Claims (Continued)
---------------------

PSA, Inc. and Subsidiaries: (Continued)
--------------------------

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

During August 1999, a suit was filed by Jan Bonner against the Company in the District Court of Harris County, Texas, Case No. 99-39761. Bonner alleges a breach of contract, seeking approximately $20,000, plus 75,000 shares in the Company. The Company believes that this claim has no merit because of a breach of contract and failure to perform by the plaintiff. In October 2000, a confidential settlement was reached in this action and a dismissal was entered with the court during November 1, 2000.

PSA of California entered into a stock exchange agreement and plan of reorganization on March 13, 1998 with American Telecommunications Standards International, Inc. ("ASAT"), which has subsequently changed its name to PSA, Inc. and Subsidiaries The transaction was entered into by the Walsh Family Trust based on representations by former management that ASAT had no litigation, no material contracts, no liabilities and positive stockholders' equity. On August 2, 1999, the Securities and Exchange Commission filed a complaint in Federal District Court against fifteen individuals and entities, among which were former management of ASAT, for their roles in a fraudulent offering and market manipulation of the stock of the Company. Neither the Company, its subsidiaries or any of their current management were named in the complaint.

During 1999, a suit was filed by FNG & Associates, Inc. against the Company in the Superior Court of California, County of Los Angeles, Case No. BC224041 for compensatory damages of not less than $1,272,000 subject to proof at the time of trial, plus punitive damages, according to proof and attorneys' fees. The Company is vigorously defending this claim. Trial is set to begin on April 11, 2001.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Litigation and Claims (Continued)
---------------------

PSA, Inc. and Subsidiaries: (Continued)
--------------------------

In September 2000, the Company was served with a suit filed in August by Richard Okoturo and Sammoric Financial Co. alleging breach of contract and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company believes this action to be merit less and will vigorously defend the claim. Trial is set for October 22, 2001.

In September 2000, a suit was filed against the Company in the District Court of Clark County, Nevada, Case No. A424877 by James Stock d/b/a Stock Enterprises claiming unspecified damages exceeding $40,000. The Company is investigating this claim and will, if appropriate, either negotiate a settlement or defend the claim.

Pacific States Airline Services, Inc. ("PSAS"):
-------------------------------------

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

                            PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Litigation and Claims (Continued)
---------------------

PSAZZ Air, Inc. ("PSAZZ"):
---------------

A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case has been reduced to judgement of approximately $46,000. The Company is attempting to negotiate a lesser amount and/or payment terms.

A suit was filed in late June 2000 against PSAZZ by New Archetype Publishing Corp. doing business as Vox Mundi in the Superior Court of Los Angeles County, California, Case No. BC231773 alleging breach of contract. Vox Mundi is seeking approximately $74,000 in compensatory damages, as well as punitive damages. The Company believes this action is without merit and is defending the case. Trial is set for September 24, 2001.

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

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents. As of December 31, 2000, cash and cash equivalents include $696,000 in money market funds.

                          PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Leases
------

The Company currently leases office space at a monthly rental rate of $11,385, subject to annual adjustments.

Minimum annual rents under the lease agreement are as follows:

                    Year:
                    ----

                    2001                       $135,987
                    2002                        153,683
                    2003                        156,972
                    2004                         13,081
                                               --------
                                               $459,723
                                               ========

Rent expense relating to the operating leases included in selling, general and administrative expenses amounted to approximately $144,000 and $185,000 for the years ended December 31, 1999 and 2000, respectively.

Employment Agreements
---------------------

David E. Walsh, Chairman, Chief Executive Officer and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to a five-year employment agreement, effective on September 30, 1999. During the year ended December 31, 2000, Mr. Walsh received incentive compensation approximating $300,000.

Pursuant to the employment agreement, Mr. Walsh received 5,700,000 shares of common stock as additional consideration valued at $1,425,000 in 1999. The value is being amortized over the five-year period of the agreement, of which $285,000 was charged to operations for the year ended December 31, 2000.

Related Party Transactions
--------------------------

During the year ended December 31, 2000, the Company reimbursed David E. Walsh, Chairman, Chief Executive Officer and President, $1,018,000 for various business expenses of the Company, including investment advisory fees, Website development fees and public relations fees that were paid by David Walsh through the transfer of his common stock of the Company to various vendors.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Financial Advisory Agreement
----------------------------

Effective October 26, 2000, the Company entered into an Investment Agreement (the "Equity Line") with GMF Holdings, Inc., ("GMF"). Pursuant to the terms of the Investment Agreement, the Company may issue and sell to GMF, by delivery of a put notice, up to $50,000,000 of the Company's Common Stock, during the period beginning on the effective date of a registration statement covering the Company's Common Stock and ending on the earlier of: (i) the date which is 30 months from the effective date of such registration statement; (ii) 36 months from October 26, 2000; and (iii) the termination of the Investment Agreement. GMF has agreed to purchase shares of Common Stock within 10 Business Days (as such term is defined in the Investment Agreement) after receipt of the put notice from the Company. GMF is required to purchase a certain number of shares of the Company's Common Stock pursuant to each put notice, based on the average daily trading volume of the Company's stock and other conditions. The purchase price is a discount from the prevailing bid price of the Company's Common Stock during the 15 business days preceding the put notice. In no event will GMF be required to purchase an amount of Common Stock of the Company that, when added to the sum of (i) the number of shares of the Company's Common Stock beneficially owned by GMF, and (ii) all other shares of the Company's Common Stock to be acquired by GMF pursuant to the Investment Agreement, would exceed 9.9% of the number of shares of the Company's Common Stock outstanding on the put notice d\Date for the applicable purchase pPeriod.

The issuance and sale of the Company's Common Stock is conditional upon (i) the effectiveness of a registration statement with respect to such Common Stock at all times during the purchase period; (ii) the continued listing of the Common Stock on at least the OTC electronic board; and (iii) no major transaction involving the Company (i.e. change of control, merger, sales of substantially all of the assets, etc.) has occurred or been announced; and (iv) the Company has complied with its obligations and is not in breach of the Investment Agreement and any other related agreement.

The Investment Agreement will automatically terminate if the Company has not filed a registration statement for the shares of Common Stock issuable to GMF pursuant to the Investment Agreement on or before May 1, 2001, or such registration statement has not been declared effective within 120 days after the initial filing date of the registration.

May Davis, the placement agent for the Equity Line, is entitled to a fee equal to 4.5% of the purchase price of the shares sold to GMF pursuant to the Investment Agreement. In addition, May Davis has been issued warrants to purchase 2,500,000 shares of Common Stock exercisable at a purchase price equal to 110% of the closing bid price of the Common Stock on October 26, 2000, whether or not any securities are purchased by GMF pursuant to the Investment Agreement. The warrants are exercisable in part or in whole at any time by May Davis for a period of 60 months from April 15, 2001. May Davis is entitled to certain "piggyback" registration rights with respect to the shares of Common Stock issuable upon the exercise of the warrants.

The Company paid $20,000 to May Davis for certain legal fees and expenses upon the execution of the Investment Agreement and has agreed to pay Silverman, Collura & Chernis, P.C. an additional $3,000 on each closing date of stock purchases made pursuant to the Investment Agreement for additional legal, administrative and escrow fees.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 1999 and 2000, with respect to its continuing operations, the Company paid $-0- for interest and income taxes.

Non-Cash Transactions
---------------------

During the year ended December 31, 2000, the Company completed the acquisitions of Royal, Travel and Canticle. The transactions had the following non-cash impact on the balance sheet and income statement as of December 31, 2000:

               Property and equipment                             $   15,000
               Intangibles                                           964,631
               Accounts payable and accrued liabilities             (175,781)
               Equity                                               (891,850)
               Costs of acquiring Canticle charged to
                 operations                                          700,000
                                                                  -----------
                   Net Cash Used for Acquisitions                 $  612,000
                                                                  ===========

During the year ended December 31, 2000:

a) Common stock issued for services rendered aggregating $366,500.

During the year ended December 31, 1999:

a) Common stock issued in settlement of claims by Walsh Family Trust aggregating $3,975,000.

b) Common stock issued in settlement of 1999 and prior year's compensation aggregating $404,167 and $565,833, respectively.

c)  Common stock issued for services rendered aggregating $536,359.

NOTE 15 - SUBSEQUENT EVENT

Litigation
----------

In January 2001, a suit was filed by Carmen Zurio and Brad Holcomb against the Company in the Superior Court of Los Angeles County, California, Case No. SC064886, alleging breach of contract and fraud. Plaintiffs are seeking $75,000 in compensatory damages, plus loss of earnings. The Company believes this action to have no merit and is defending against the claim. Discovery has not yet commenced and no trial date has been set.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SUBSEQUENT EVENT (Continued)

Litigation (Continued)
----------

On March 14, 2001, the Company filed a complaint against Richard Sondheim, the former president and former sole shareholder of Royal International Tours, Inc. ("RIT") in the Superior Court of Los Angeles Country, California, Case No. BC246795. The Company purchased 100% of the outstanding shares of RIT in March 2000. The Company believes that Mr. Sondheim misrepresented the liabilities of RIT in connection with the purchase by PSA of RIT. The Company, therefore, is seeking recision of the purchase agreement and a return of the purchase price and all damages caused by Mr. Sondheim's wrongful conduct. The Company is waiting for Mr. Sondheim to answer the complaint and will then commence discovery in May 2001.

A complaint was filed in March 2001 by Robert Rosen against the Company in the Superior Court of Los Angeles County, California, Case No. BC246441 for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation. The Company is defending this action and will be negotiating a resolution of this case in the near future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         As of December 31, 2000, there were no agreements or understandings for the officer or director to resign at the request of another person.

         As of February 18, 2000, the sole officer and director of Canticle resigned effective upon completion of the Acquisition.

         As of March 15, 2000 in connection with the divestiture of the PSA subsidiary, Pacific States Airline Services, Inc. ("PSAS"), Mr. Walsh and Mr. Root resigned from the PSAS Board of Directors and Mr. Root resigned as CEO of PSAS. Concurrently, Mr. Root resigned as Executive VP, Secretary and Director of the Company and Mr. Williams resigned as a Director of the Company.

         As of June 30, 2000, Mr. Williams was reappointed to the Board of Directors.

         As of October 30, 2000, Michael Morrissey resigned as a Director of the Company.

         As of February 12, 2001, Mr. Sondheim was terminated as CEO of Royal International Tours, Inc. and, in March 2001, the Company filed a complaint against Mr. Sondheim (see "Legal Proceedings").

         As of February 12, 2001, Mr. Ravi Rao was appointed as CEO of PSAZZ Travel, Inc. and Ms. Sanya Vuletic was appointed as VicePresident of Marketing of PSAZZ Travel, Inc.

         As of April 2, 2001, Ms. Cynthia Clark was laid off for economic reasons as Controller, Ms. Kimberly Clark resigned as Corporate Secretary and Mr. Root was reappointed to the position of Executive Vice President and Ms. Manju Seeram was appointed as Controller and Assistant Secretary.

         As of April 15, 2001, the officers and directors of the Company were:

NAME:                   AGE     POSITION

David E. Walsh          51      Chairman of the Board of Directors, CEO,
                                President and Chief Financial Officer
Robert E. Root          61      Executive Vice President
Manju Seeram            26      Controller and Assistant Secretary
Ravi R. Rao             47      C.E.O. of PSAZZ Travel, Inc.
Sanya Vuletic           32      V.P. of Marketing of PSAZZ Travel, Inc.
John D. Williams        76      Director, Chairman of the Executive Committee
John J. Fitzpatrick     53      Director, Chairman of the Audit Committee
Eric Carlson            49      Director, Chairman of the Compensation Committee

DAVID E. WALSH. Mr. Walsh's experience in the investing banking industry extends over a twenty year period. After serving an apprenticeship with a subsidiary of the Continental Illinois Bank of Chicago, Mr. Walsh became Vice President and later Executive Vice President of Hospital Mortgage Corporation, a publicly held corporation specializing in health care finance. In 1975, Mr. Walsh became President of Great Northern Financial that which arranged and funded Government credit enhanced financing for major projects including GNMA backed securities and tax-exempt bond issues. From 1983 to 1992, Mr. Walsh operated Walsh Holding Company, a diversified real estate development, construction and financing organization. In 1993, he was affiliated with Merrill Lynch in their Institutional Client Services Group. Since 1994, Mr. Walsh had devoted his time and efforts to the formation of the Company and its subsidiaries. Mr. Walsh is an active Commissioned Officer in the United States Naval Reserve. He received a Ph.B. degree from Northwestern University, Evanston, Illinois.

ROBERT E. ROOT. Executive Vice President of the Company from 2001 to present. >From 1997 to 2000, Mr. Root has served as a Director, Corporate Secretary and Executive Vice President of the Company. From 1995 to 1997, Mr. Root was employed as Director of Planning and Investor Relations with PSAZZ. Prior to joining the Company, he was an aviation and business consultant. Between 1979 and 1982, Mr. Root served as a Vice President of Contract Services with Pacific States Airline Services. From 1968 to 1979, he held positions of Director of Operations and Director of Properties and Facilities for the original PSA, Inc. He served on active duty with the U.S. Air Force and attended Sacramento State University.

MANJU SEERAM. From April to the present, Ms. Seeram has served as Controller and Assistant Secretary of the Company. From 1997 through the present, Ms. Seeram has been employed by the Company as Executive Assistant to the President. Prior to joining the Company, Ms. Seeram was a student at West Los Angeles College from which she graduated in 1997.

RAVI R. RAO. From 1996 to present, Mr. Rao has served as President and C.E.O. of Jet Vacations, Inc., which he acquired from Air France. Ravi Rao has a total of 26 years in the travel and transportation industry. Rao's vast airline and industry experience includes positions with Swissair, British Airways, UTA French Airlines and Air France in retail and wholesale travel, corporate and leisure travel, as well as in airfreight and logistics management functions. Also, Rao has keen travel technology insight and experience from having presided over a company that designed and implemented the most advanced leisure travel enterprise management system called Contour. Mr. Rao received undergraduate degrees in Geography, Business Administration and a Masters Degree in International Business Administration.

SANYA VULETIC. Ms. Vuletic has worked with Royal International Tours since 1994 where she currently holds the position of Director of Sales and Marketing. Ms. Vuletic attended the University for Economic Studies in Dubrovnik, Croatia for two (2) years. From 1985 to 1989, Ms. Vuletic resided in Paris, France where she studied the French language at the Sorbonne University. for one (1) year. In 1989 Ms. Vuletic graduated from Hortensia, a private College for the Applied Arts. Ms. Vuletic has a strong background in the travel industry with experience in operation, product development and marketing.

JOHN D. WILLIAMS. Mr. Williams is a licensed architect, a member of the American Institute of Architects, and a graduate of the University of Southern California. He has been a practicing architect for over thirty-five years. Mr. Williams was a joint venture partner in the redesign of the Los Angeles International Airport Tom Bradley Terminal, and in the remodeling of the MGM Grand facility at the Imperial Terminal.

JOHN J. FITZPATRICK. Mr. Fitzpatrick has been employed as Vice President of Business Development and Government Sales by Dupont Flooring Systems, a division of Dupont, Inc. and its predecessor companies since 1992. From 1982 to 1992 he was employed by Karastan Bigelow, a division of Fieldcrest Cannon, Inc. as manager of government sales and national accounts. Mr. Fitzpatrick is a retired Captain in the United States Naval Reserve, his last duty assignment was to serve as Deputy Reserve Intelligence Area Commander for Manpower Management in Washington, D.C. He serves as Chairman of the Company's Executive Committee Mr. Fitzpatrick received a B.S. from the University of Dayton and an M.B.A. from St. Johns University.

ERIC CARLSON. Mr. Carlson has served as both a Board Member and Corporate Officer for a number of corporations over the last 16 years. He has an extensive background in business operations and management. Mr. Carlson's background includes serving in the United States Navy. He received a Bachelors degree in finance, with an emphasis in accounting, management and economics. In addition, Mr. Carlson currently holds a number of professional licenses in the area of investment and finance.

DIRECTOR COMMITTEES

Executive Committee:      John D. Williams and John J. Fitzpatrick
Audit Committee:          John J. Fitzpatrick, John D. Williams and Eric Carlson
Compensation Committee:   Eric Carlson and John J. Fitzpatrick

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires PSA's officers and directors, and persons who own more than ten percent (10%) of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Such persons are also required to furnish PSA with copies of all Section 16(a) forms they file.

         Based solely on PSA's review of the copies of those forms received by PSA, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed, except for the Form 5 filings, which are yet to be made, and the Form 4 filing, which Mr. Walsh made on April 24, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain compensation paid or accrued by PSA during the years ended December 31, 1998, December 31, 1999 and December 31, 2000 to its Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers").

                                                                       OTHER
NAME                 POSITION         YEAR     SALARY      BONUS    COMPENSATION
David E. Walsh (1)   CEO, CFO         1998
                                      1999
                                      2000     $350,000   300,000
Kimberly Clark (2)   Secretary        2000     $ 50,000     3,600

(1) David E. Walsh, Chairman, Chief Executive Officer, and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to an employment agreement effective on September 30, 1999.

(2) Mr. Walsh received compensatory stock issuance as compensation for services valued at $540,860 for 1998 and 1999 respectively.

(3) Kimberly Clark, Corporate Secretary from March 2000 to April 2001, received a salary of $50,000 per annum.

BOARD OF DIRECTORS AND COMMITTEES

         PSA's Board of Directors presently consists of four members: David E. Walsh, Chairman and a Director, and outside Directors, John Williams, John FitzPatrick and Eric Carlson. The Bylaws of PSA generally provide for majority approval of directors in order to adopt resolutions. The Board of Directors may be expanded in the future. All employee and consultant compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the members of the Compensation Committee of PSA's Board of Directors. The members of the Compensation Committee are Eric Carlson and John FitzPatrick. The Compensation Committee was formed on August 8, 2000.

         The Board of Directors has appointed an Audit Committee. The members of the Audit Committee are John FitzPatrick, John Williams and Eric Carlson. The Audit Committee is authorized by the Board of Directors to review, with PSA's independent accountants, the annual financial statements of PSA prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants. The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year. The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of PSA. The Audit Committee was authorized August 8, 2000.

                  The Board of Directors has appointed an Executive Committee. The members of the Executive Committee are John Williams and John FitzPatrick. The Executive Committee was formed on June 8, 2000, for the purpose of assisting PSA's management with strategic decisions and acting as a liaison between PSA's executive officers and the full Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table contains information regarding the shareholdings, as of December 32, 2000, of PSA's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of the date of this Annual Report):

Name and Title                              Number of Shares of         Percent of
--------------                              Common Stock                Common Stock
                                            Beneficially Owned          Beneficially Owned (1)
                                            -------------------         ----------------------
Walsh Family Trust (2)
Principle Shareholder                       17,324,319                  48.1%
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

David E. Walsh
Chairman, CEO, CFO, Director                 9,519,904                  26.5%
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Robert E. Root                                     -0-                    -0-
Executive Vice President
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Manju Seeram                                       -0-                    -0-
Controller and Assistant Secretary
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Ravi R. Rao                                        -0-                    -0-
CEO, Psazz Travel, Inc.
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

Sanya Vuletic                                    1,000                    -*-
VP of Marketing, Psazz Travel, Inc.
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

John D. Williams                                   -0-                    -0-
Director
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

John J. Fitzpatrick                                -0-                    -0-
Director
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045



Eric Carlson                                       -0-                    -0-
Director
9800 S. Sepulveda Blvd. #810
Los Angeles, California 90045

All Officers and Directors                  26,844,223                  74.6%
as a Group (8 persons)

May Davis Group (3)
Warrant holders                              2,500,000
New York, New York

*Less than 1% of the outstanding shares.

(1) Percentages based upon 35,985,423 shares of the Company common stock outstanding as of December 31, 2000.

(2) Mr. Walsh, as Trustee, may be deemed to be the beneficial owner of stock owned by the Walsh Family Trust.

(3) May Davis Group, as partial consideration as the placement agent for the GMF Investment Agreement (see "Historical Material Events"), has been issued warrants to purchase 2,500,000 shares of Common Stock exercisable at a purchase price equal to 110% of the closing bid price of the Common Stock on October 26, 2000. The warrants are exercisable in part or in whole at any time by May Davis for a period of 60 months from April 15, 2001. May Davis is entitled to certain "piggyback" registration rights with respect to the Shares of Common Stock issuable upon the exercise of the warrants. The warrants, otherwise issuable to May Davis, were issued in the names of certain individuals, who are principals of May Davis.

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

         On March 15, 1999, the Board of Directors (with Mr. Walsh abstaining) approved the issuance of 1,545,000 shares of unrestricted common stock to David
E. Walsh as consideration for compensation for his management services to the Company for past services from June 1998 through May 1999.

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

         On March 14, 2000, the Board of Directors approved the issuance of 78,370 shares of restricted common stock and payment of $382,000 to Richard Sondheim in exchange for all the shares of Royal International Tours, Inc. Mr. Sondheim was retained as CEO of Royal International Tours pursuant to a one (1) year engagement agreement. Subsequently, he was terminated on February 12, 2001 and the Company sued for rescission in March 2001 (see "Legal Proceedings").

         On November 30, 2000, the Board of Directors approved the issuance of 242,593 shares of restricted common stock to the former shareholders in exchange for all the shares of Jet Vacations International, Inc.

REGULATION S OFFERING

On October 1, 1999, pursuant to Rule 902 of Regulation S of the Securities Act of 1933, as amended, PSA offered to sell a maximum value of $10,000,000 of shares of its common stock at the purchase price per share of 90% of the closing bid as quoted on the NASD OTC Bulletin Board on the date of purchase or $2.00 per share, whichever was greater, to selected institutional and individual investors. The minimum purchase was $25,000, subject to PSA's right to accept less. On May 22, 2000, the offering was amended to sell a maximum of $25,000,000 at a purchase price not less than $5.00 per share. The minimum purchase value was $25,000, subject to the Company's right to accept less. Through December 31, 1999, 1,462,294 shares were sold, yielding $2,896,025 in proceeds, net of commissions. During the year ended December 31, 2000, 3,563,068 shares have been sold yielding $11,232,668 in proceeds, net of commissions. Per share prices varied from $2.00 to $9.66. This offering, as amended, continued until December 15, 2000. PSA used the net proceeds of this private placement to fund some of its acquisitions and for working capital.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(1)      Exhibits

         10.1 Investment Agreement, dated October 26, 2000, between GMF Holdings, Inc. and PSA, Inc., as amended by the Letter Agreements dated March 1, 2001 and April 23, 2001.*

         10.2 Amended and Restated Registration Rights Agreement, dated October 26, 2000, between PSA, Inc. and GMF Holdings, Inc.*

         10.3 Amended and Restated Placement Agent Agreement, dated October 26, 2000, between PSA, Inc. and May Davis Group, Inc.*

         10.4 Placement Agent's Registration Rights Agreement, dated October 26, 2000, between PSA and May Davis Group, Inc.*

         10.5 Escrow Agreement, dated October 26, 2000, by and among PSA, Inc., GMF Holding, Inc., May Davis Group, Inc. and Silverman, Collura & Chernis, P.C.*

         10.6     Form of Amended and Restated Warrant*
---------------
*    To be filed by amendment


(2) The following Form 10QSB or Form 8-KSB were filed by the Company during the fiscal quarter ending December 31, 2000:

         (a) Report on Form 10QSB relating to fiscal 3rd quarter financial statement filed November 14, 2000 (file# 000-29627)

         (b) Report on form 8KSB relating to the Acquisition of Jet Vacations International, Inc., filed December 15, 2000 (file# 000-29627).

                                   SIGNATURES

          In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    PSA, INC.


                                    By /S/ David E. Walsh
                                      ------------------------------------------
                                      David E. Walsh
                                      President, CEO and Chief Financial Officer


Name                                Title                     Date
----                                -----                     ----


/S/ David E. Walsh                  Director                  April 24, 2001
------------------------
David E. Walsh


/S/ John J. Fitzpatrick             Director                  April 24, 2001
------------------------
John J. Fitzpatrick


/S/ Eric Carlson                    Director                  April 24, 2001
------------------------
Eric Carlson


/S/ John D. Williams                Director                  April 24, 2001
------------------------
John D. Williams