Form 10QSB
period 2001-03-31
PSA INC /NV
filed 2001-05-30
CIK 1065001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                                             to
                               -------------------------------------------

----------------------------------------------------------------------------- .

Commission File Number 0-29627

--------------------------------------------------------------------------------

                                    PSA, INC.
                                    ---------
        (Exact name of small business issuer as specified in its charter)

    District of Nevada                                        88-0212662
-----------------------------                              ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                                880 Apollo Street
                                   Suite 329
                          El Segundo, California 90245
                    (Address of principal executive offices)

                                 (310) 640-3044
               (Registrant's telephone number including area code)

--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)
                           9800 South Sepulveda Blvd.
                                    Suite 810
                              Los Angeles, CA 90045

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   ( X )                              No   (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,976,375 shares of Common Stock, $.001 par value, were outstanding as of May 15, 2001.

Transitional Small Business Disclosure Forms (check one):

             Yes   (   )                              No   ( X )


ITEM I - FINANCIAL STATEMENTS.

                                  PSA, INC.

                              INDEX TO FORM 10-QSB

                                 MARCH 31, 2001



                                                                             PAGE NOS.
                                                                             ---------
PART I - FINANCIAL INFORMATION:

  CONSOLIDATED BALANCE SHEETS
    At December 31, 2000 and March 31, 2001                                      1

  CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended March 31,
    2000 For the Three Months Ended March 31, 2001                               2

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Months Ended
    March 31, 2000 For the Three Months Ended March 31, 2001                    3-4

  CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31,
    2000 For the Three Months Ended March 31, 2001                               5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                    6-28


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                       29
           CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION                                                      33


                                              PSA, INC.

                                     CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                               ------
                                                                At December 31,    At March 31,
                                                                     2000              2001
                                                                -------------      -------------
                                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                     $    907,983       $    259,401
  Cash - restricted                                                  100,242            251,955
  Marketable securities                                              306,000                  -
  Prepaid and other current assets                                    26,022            213,613
                                                                -------------      -------------
    TOTAL CURRENT ASSETS                                           1,340,247            724,969

EQUIPMENT - At cost, net of accumulated
  depreciation of $232,233 and $253,760 at
  December 31, 2000 and March 31, 2001,
  respectively                                                       150,393            166,087
INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA                       7,789,033          7,092,419
CAPITALIZED SOFTWARE COSTS                                         1,725,000          1,725,000
OTHER ASSETS                                                         398,181            547,200
                                                                -------------      -------------
    TOTAL ASSETS                                                $ 11,402,854       $ 10,255,675
                                                                =============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $  5,458,951       $  6,027,778
  Accrued capitalized software costs                               1,207,500          1,207,500
  Loans payable                                                      188,686            338,985
                                                                -------------      -------------
      TOTAL CURRENT LIABILITIES                                    6,855,137          7,574,263
                                                                -------------      -------------
COMMITMENTS AND CONTINGENCIES (Notes 2, 6, 7, 11,
13 and 14)

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share;
    authorized 75,000,000 shares; 35,985,423 shares
    issued and 35,985,423 and 35,976,375 shares
    outstanding at December 31, 2000 and March 31, 2001
    respectively                                                      35,985             35,985
  Additional paid-in capital                                      33,508,987         33,508,987
  Unearned compensation                                           (1,050,937)          (979,687)
  Accumulated deficit                                            (27,800,352)       (29,878,911)
  Accumulated other comprehensive loss                              (145,966)                 -
  Less: Treasury stock, 9,048 shares                                       -             (4,962)
                                                                -------------      -------------
      TOTAL STOCKHOLDERS' EQUITY                                   4,547,717          2,681,412
                                                                -------------      -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 11,402,854       $ 10,255,675
                                                                =============      =============

See notes to consolidated financial statements.


                                  PSA, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended
                                                                March 31,
                                                     --------------------------------
                                                         2000                2001
                                                     -------------      -------------
REVENUES - NET                                       $    847,469       $  1,117,793
                                                     -------------      -------------
OPERATING EXPENSES:
  Cost of revenues                                        748,053            976,994
  Selling, general and administrative                   1,861,719          1,363,410
  Software development                                     83,786                  -
                                                     -------------      -------------
      TOTAL OPERATING EXPENSES                          2,693,558          2,340,404
                                                     -------------      -------------
LOSS FROM OPERATIONS                                   (1,846,089)        (1,222,611)
                                                     -------------      -------------
OTHER (EXPENSE) INCOME:
  Amortization of excess of cost price over net
    assets of business acquired                                 -             (1,500)
  Costs of acquisition of Canticle Corporation           (700,000)                 -
  Net realized gain (loss) on sale of
    securities                                            277,368           (162,961)
  Interest income                                          50,340              5,127
  Other income                                             36,825                  -
  Equity loss of unconsolidated affiliate - SMA                 -           (699,614)
                                                     -------------      -------------
      TOTAL OTHER (EXPENSE) INCOME                       (335,467)          (855,948)
                                                     -------------      -------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                                (2,181,556)        (2,078,559)

PROVISION FOR INCOME TAXES                                      -                  -
                                                     -------------      -------------
LOSS FROM CONTINUING OPERATIONS                        (2,181,556)        (2,078,559)

LOSS FROM DISCONTINUED OPERATIONS, Net of
  income taxes of $-0-                                    (21,200)                 -
                                                     -------------      -------------
NET LOSS                                             $ (2,202,756)      $ (2,078,559)
                                                     =============      =============

BASIC AND DILUTED NET LOSS PER SHARE:
  From continuing operations                         $      (0.07)      $      (0.06)
  From discontinued operations                                  -                  -
                                                     -------------      -------------
    NET LOSS PER SHARE                               $      (0.07)      $      (0.06)
                                                     =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                      32,703,894         35,986,328
                                                     =============      =============

See notes to consolidated financial statements.


                                                   PSA, INC.

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                  (UNAUDITED)

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                   Common Stock                    Paid-in
                                                     Per Share            ------------------------------            Capital
                                                      Amount                Shares              Amount             Par Value
                                                    ----------            ----------          ----------          -----------
                                                                                (1)
Balance - December 31, 1999                                               31,057,512          $    31,057          $15,845,532
                                                                                                                   -----------
Comprehensive income:
  Net loss                                                                         -                    -                    -
  Other comprehensive income:
    Unrealized loss on marketable
      securities - net of
      reclassification adjustments                                                 -                    -                    -
                                                                                                                   -----------
     Total Comprehensive Income                                                                                              -
                                                                                                                   -----------
Shares issued for acquisition of Canticle Corp.           8.93                56,000                   56              499,944
Shares issued for acquisition of Royal
  International Tours, Inc.                               2.00                78,370                   78              391,772
Issuance of common stock under Reg. S                     3.13             2,808,678                2,809            8,790,312
Amortization of unearned compensation                                              -                    -                    -
                                                                          ----------          -----------          -----------
Balance - March 31, 2000                                                  34,000,560          $    34,000          $25,527,560
                                                                          ==========          ===========          ===========

                                                                                             Accumulated
                                                                                                Other
                                                    Unearned            Accumulated         Comprehensive
                                                  Compensation            Deficit               Income                Total
                                                  ------------           -----------         -------------          -----------
Balance - December 31, 1999                       $(1,335,937)         $(16,732,322)          $    279,250         $(1,912,420)
                                                                                                                    -----------
Comprehensive income:
  Net loss                                                   -           (2,202,756)                     -          (2,202,756)
  Other comprehensive income:
    Unrealized loss on marketable
      securities - net of
      reclassification adjustments                           -                     -             (214,970)            (214,970)
                                                                                                                     ----------
     Total Comprehensive Income                                                                                     (2,417,726)
                                                                                                                     ----------
Shares issued for acquisition of Canticle Corp.              -                     -                     -              500,000
Shares issued for acquisition of Royal
  International Tours, Inc.                                  -                     -                     -              391,850
Issuance of common stock under Reg. S                        -                     -                     -            8,793,121
Amortization of unearned compensation                   71,250                     -                     -               71,250
                                                   -----------          ------------          ------------           ----------
Balance - March 31, 2000                          $(1,264,687)         $(18,935,078)          $     64,280           $5,426,075
                                                   ===========          ============          ============           ==========

(1) Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

See notes to consolidated financial statements.


                                                   PSA, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                    Common Stock (1)                                       Paid-in
                                             -----------------------------                                 Capital
                                                 Shares             Amount        Treasury Stock          Par Value
                                             ----------         ----------        --------------        -----------
Balance - December 31, 2000                  35,985,423         $   35,985           $         -        $33,508,987

Net loss                                              -                  -                     -                  -
Other Comprehensive Income:
  Reclassified adjustment                             -                  -                     -                  -
                                             ----------         ----------            ----------        -----------
      Total Comprehensive Income                      -                  -                     -                  -

Amortization of unearned compensation                 -                  -                     -                  -
Purchase of 9,048 shares of treasury stock            -                  -               (4,962)                  -
                                             ----------         ----------            ----------        -----------
Balance - March 31, 2001                     35,985,423         $   35,985           $   (4,962)        $33,508,987
                                             ==========         ==========            ==========        ===========



                                                                                    Accumulated
                                                                                       Other
                                              Unearned         Accumulated         Comprehensive
                                           Compensation          Deficit           Income (Loss)           Total
                                           ------------        -----------         -------------        -----------
Balance - December 31, 2000                $(1,050,937)      $(27,800,352)          $  (145,966)        $ 4,547,717
                                                                                                        -----------
Net loss                                              -        (2,078,559)                     -        (2,078,559)
Other Comprehensive Income:
  Reclassified adjustment                             -                  -               145,966            145,966
                                            -----------       ------------           -----------        -----------
      Total Comprehensive Income                      -                  -                     -        (1,932,593)

Amortization of unearned compensation            71,250                  -                     -             71,250
Purchase of 9,048 shares of treasury stock            -                  -                     -            (4,962)
                                            -----------       ------------           -----------        -----------
Balance - March 31, 2001                   $  (979,687)      $(29,878,911)                 $   -        $ 2,681,412
                                            ===========       ============           ===========        ===========

(1) Share amounts have been restated to reflect the one-for-fifty reverse stock split effective on September 16, 1998 and the 200% stock dividend effective on May 14, 1999.

See notes to consolidated financial statements.


                                    PSA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               For the Three Months Ended
                                                                        March 31,
                                                            -------------------------------
                                                                2000                2001
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(2,202,756)      $(2,078,559)
  Adjustments to reconcile net loss to net
    cash used in operating activities from
    continuing operations:
      Equity loss of unconsolidated affiliate - SMA                    -           699,614
      Loss from discontinued operations                           21,200                 -
      Costs of acquisition of Canticle Corporation               700,000                 -
      Depreciation and amortization                               20,954            21,527
      Amortization of unearned compensation                       71,250            71,250
      Amortization of excess of cost price over
        net assets of business acquired                                -             1,500
      (Gain) loss on sale of marketable securities              (277,368)          162,961

  (Increase) decrease in assets and liabilities,
    net of effects from acquisitions:
      Accounts receivable                                        (16,924)                -
      Prepaid and other current assets                          (222,382)         (187,591)
      Other noncurrent assets                                      8,011          (150,519)
      Accounts payable and accrued liabilities                   826,695           572,232
      Due to/from officers                                       (16,158)           (3,405)
                                                             ------------      ------------
    NET CASH USED IN OPERATING ACTIVITIES                     (1,087,478)         (893,990)
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   -           (37,221)
  Expenditures for acquisitions                                 (612,000)                -
  Payments for capitalized software costs                       (517,500)                -
  Purchase of marketable securities                           (1,397,305)                -
  Proceeds from sale of marketable securities                  2,112,456           289,005
                                                             ------------      ------------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (414,349)          251,784
                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                       8,793,121                 -
  (Payments of) proceeds from loans payable, net                 (14,659)          150,299
  Purchase of treasury stock                                           -            (4,962)
                                                             ------------      ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  8,778,462           145,337
                                                             ------------      ------------
CASH USED IN DISCONTINUED OPERATIONS                            (825,013)                -
                                                             ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           6,451,622          (496,869)

CASH AND CASH EQUIVALENTS - BEGINNING                          1,301,557         1,008,225
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS - ENDING                           $ 7,753,179       $   511,356
                                                             ============      ============

See notes to consolidated financial statements.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 -  BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE  2 - BUSINESS AND CONTINUED OPERATIONS

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

In conjunction with its business plan, the Company acquired 100% of the outstanding stock of three travel tour operators for cash and shares of its common stock during the year ended December 31, 2000 (Note 6), and acquired a 34% equity interest of SMA Real Time Inc. during May 2000 (Note 5). SMA is a provider of wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. As discussed further in Note 8, on March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of Pacific States Airline Services, Inc. ("PSAS") to a member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operations.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 - BUSINESS AND CONTINUED OPERATIONS (Continued)

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the three months ended March 31, 2000 and 2001, the Company incurred net losses of approximately $2,203,000 and $1,915,000, respectively, and as of March 31, 2001, had a working capital deficiency of approximately $6,849,000. The Company is in arrears with substantially all of its payables and accrued liabilities. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses or that it can raise additional capital to allow it to expand its planned Internet operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of $2,901,025 in 1999 and $11,232,668 in 2000. The common stock was sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings. The Company has an Investment Agreement for an Equity Line of potential capital investment from an unaffiliated investor, as described in greater detail in Note 14.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing and restructuring its existing liabilities. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation and amortization is computed using the straight line method over the estimated useful lives of five years.

Capitalized Software Costs
--------------------------

The Company capitalizes costs of computer software developed or obtained for internal use. Capitalized costs primarily include the cost of a software license purchased from a third party (Note 6). The costs will be amortized on a straight- line basis over five years, commencing when the computer software is ready for its intended use. As of March 31, 2001, the use of the computer software had not commenced.

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

Advertising Expenses
--------------------

Advertising expenses are charged to operations when incurred. Advertising expense for the three months ended March 31, 2000 and 2001 approximated $53,000 and $46,000, respectively.

                          PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

Treasury Stock Repurchase Program
---------------------------------

On March 21, 2001, the Company announced that its Board of Directors authorized management to purchase up to 500,000 shares of its common stock. Purchases will be made from time to time in the open market, and it is expected that funding of the program will come from operating cash flow and existing bank facilities. As of March 31, 2001, the Company had repurchased 9,048 shares under this new program for an aggregate cost of $4,962.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

NOTE  4 - MARKETABLE SECURITIES

Marketable securities consist of the following:


                                         At December 31, 2000
                          ----------------------------------------------------
                                               Unrealized             Fair
                                                Holding              Market
                             Cost                Loss                 Value
                          ----------          ----------            ----------
Equity securities         $  451,966          $ (145,966)           $  306,000
                          ==========           ==========           ==========

At December 31, 2000, no deferred taxes were provided for unrealized holding loss. As of March 31, 2001, the Company had no marketable securities.

NOTE  5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA

Pursuant to an agreement on May 4, 2000, the Company acquired a 34% interest in S.M.A. Real Time Inc. ("SMA") for $5 million in cash and 1,035,473 shares of its common stock, valued at approximately $5 million.

The Company's investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000. Included in the carrying amount of the SMA investment is goodwill, net of accumulated amortization, totalling $6,372,222 at March 31, 2001, which is being amortized over 10 years.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA (Continued)

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

Summarized balance sheets are as follows:


                                                   December 31,        March 31,
                                                       2000              2001
                                                   ------------       ----------
Total assets                                         $8,325,492       $7,933,770
                                                     ==========       ==========
Total liabilities                                    $3,838,962       $4,859,111
                                                     ==========       ==========
Total stockholders' equity                           $4,486,530       $3,074,659
                                                     ==========       ==========

Summarized results of operations are as follows:


                                               Three Months Ended March 31,
                                               ----------------------------
                                                 2000                   2001
                                             ------------           ------------
Revenue                                      $ 3,461,609            $ 2,384,167
                                             ============           ============
Loss from operations                         $  (166,681)           $(1,624,773)
                                             ============           ============
Net loss                                     $  (951,380)           $(1,568,305)
                                             ============           ============

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - ACQUISITIONS

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

On March 14, 2001, the Company filed a complaint against the former president and shareholder of Royal (see Note 14).

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - ACQUISITIONS (Continued)

a) Purchase Transactions: (Continued)

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

                            PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - ACQUISITIONS (Continued)

a) Purchase Transactions: (Continued)

New York Network, LLC - Pending Acquisition
-------------------------------------------

On August 25, 2000, the Company entered into a purchase agreement to acquire 100% of the membership units of New York Network, LLC ("NYN"). Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of the Company's common stock preceding commencement of the acquisition. The Company is also required to provide a loan to NYN to be used for operational expenses up to a maximum of $388,000. As of March 31, 2001, the Company advanced NYN $362,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject to, among other things, the approval of the Federal Communications Commission ("FCC") to this transaction, the transfer to the Company of all FCC licenses currently owned by NYN and the completion of a due diligence review. As of March 31, 2001, the agreement has not been consummated.

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

b) Pooling-of-Interests Transactions

Jet Vacations International Inc.
-------------------------------

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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  6 - ACQUISITIONS (Continued)

b) Pooling-of-Interests Transactions (Continued)

Jet Vacations International Inc. (Continued)
-------------------------------

There were no transactions between the Company and Jet prior to the combinations. Certain reclassifications were made to Jet's financial statements to conform presentation. The results of operations for the separate companies and the combined amounts included in the consolidated financial statements follow:

                                                                    PSA, Inc. and
                                                                     Subsidiaries            Jet               Combined
                                                                    -------------         ----------         ------------
Three Months Ended March 31, 2001 (Unaudited):
---------------------------------------------
Revenue                                                             $    168,246        $   949,547         $  1,117,793
Loss from continuing operations                                     $ (1,464,988)       $  (613,571)        $ (2,078,559)
Net loss                                                            $ (1,464,988)       $  (613,571)        $ (2,078,559)

Three Months Ended March 31, 2000 (Unaudited):
---------------------------------------------

Revenue                                                             $    126,242        $   721,227         $    847,469
Loss from continuing operations                                     $ (1,949,688)       $  (231,868)        $ (2,181,556)
Net loss                                                            $ (1,970,888)       $  (231,868)        $ (2,202,756)


NOTE  7 - CAPITALIZED SOFTWARE COSTS

On March 30, 2000, the Company entered into a software license and services agreement with Datalex Limited, a company located in Dublin, Ireland. The agreement calls for the Company to license certain computer software pertaining to tour travel system for a five-year period. As of March 31, 2001, the software was not placed in operation. The Company capitalized software costs of $1,725,000, including a deposit of $517,500 in March 2000 and accrued costs of $1,207,500 as of March 31, 2001. The agreement also calls for annual software maintenance costing $245,250 per year, commencing on the date placed in service.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  8 - OTHER ASSETS

Other assets as of March 31, 2001 consisted of the following:


a) Investment in Execute Direct.com, Inc. ("EDC")           $105,009
b) Advances to NYN                                           362,000
   Excess of the cost of Travel Treasures, Inc.
     over the net assets acquired - net of
     accumulated amortization of $6,000                       24,000
   Other                                                      56,191
                                                            ---------
        Total                                               $547,200
                                                            =========

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

b) In connection with the acquisition discussed in Note 6, the Company advanced NYN $362,000 as of March 31, 2001.

NOTE  9 - DISCONTINUED OPERATIONS

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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  9 - DISCONTINUED OPERATIONS (Continued)

The results of operations for PSAS for the respective periods presented are reported as a component of discontinued operations in the consolidated statements of operations.

Summarized results of operations of PSAS for the period beginning January 1, 2000 and ending March 14, 2000 are as follows:


REVENUE                                                            $  397,733
                                                                   ==========

OPERATING EXPENSES                                                 $(418,933)
                                                                   ==========

LOSS FROM DISCONTINUED OPERATIONS                                  $ (21,200)
                                                                   ==========

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2001 consist of the following:


Accrued claims and litigation settlements                          $  625,000
Accrued professional fees                                           1,103,959
Customer deposits and accrued tour costs                            2,544,250
Retained liabilities of discontinued
   operations                                                         665,613
Other                                                               1,088,956
                                                                   ----------
                                                                   $6,027,778
                                                                   ==========

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 11 - LOANS PAYABLE

Loans payable at March 31, 2001 consisted of the following:


a) Loan payable - bank                                         $  224,600
b) Loan payable - bank                                             21,385
c) Loan payable - shareholder                                      93,000
                                                               ----------
      Total                                                    $  338,985
                                                               ==========

a) At March 31, 2001, the Company had 2 lines of credit for up to $225,000, with interest at 8% per annum, of which $89,600 is due on December 19, 2001 and $135,000 is due on January 24, 2002. The lines of credit are collateralized by cash deposits aggregating $251,955. The deposits are reflected on the accompanying balance sheet as restricted cash.

b) The Company entered into a $50,000 credit line. Indebtedness under the agreement bears interest at 13.0% per annum and is payable on demand.

c) In conjunction with the Jet acquisition, the Company assumed liabilities of $100,000 payable to the former shareholder of Jet. The loans are payable on demand and bear interest at the prime rate.

NOTE 12 -         INCOME TAXES

The Company was not required to provide for a provision for income taxes for the periods ended March 31, 2000 and 2001 as a result of net operating losses incurred during those years.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 12 -         INCOME TAXES (Continued)

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

NOTE 13 - STOCKHOLDERS' EQUITY

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

                          PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 13 - STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

Regulation S Offering (Continued)
---------------------

In connection with this offering, the Company entered into an exclusive agreement with a placement agent to solicit offers from individuals to purchase shares. As consideration, the Company is obligated to pay the placement agent a commission equal to 7% of the gross proceeds of the offering.

NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Litigation and Claims
---------------------

As of March 31, 2001, the Company was subject to the following litigation claims:

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

During October 1998, a suit was filed by F. Hawkins and H. Hawkins against the Company in the Superior Court of California, Los Angeles County, Case No. YC033477. Plaintiff F. Hawkins seeks approximately $1 million in additional consideration from the Company, Pacific States Airline Services, Inc. ("PSAS"), a former subsidiary of the Company, and certain individual officers and directors for the Company's purchase of her interest in PSAS in June 1998. Plaintiff H. Hawkins seeks damages for breach of an employment contract. As a result of PSAS filing for Chapter 11 Bankruptcy in April 2000, this case was removed from the Superior Court to the U.S. Bankruptcy Court Central District of California, Los Angeles Division, Case No. LA00-22748KM. In September 2000, the action was remanded back to the Superior Court. The Company has filed a cross-complaint against F. Hawkins for misrepresentations and resultant damages in connection with the acquisition of PSAS. Trial is set for October 10, 2001. The Company intends to negotiate a settlement or vigorously defend against the claims, but there is no assurance as to whether a settlement agreement will be reached.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

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

During 1999, a suit was filed by FNG & Associates, Inc. against the Company in the Superior Court of California, County of Los Angeles, Case No. BC224041 for compensatory damages of not less than $1,272,000 subject to proof at the time of trial, plus punitive damages, according to proof and attorneys' fees. The Company is vigorously defending this claim. The trial was conducted in April 2001 and post trial motions will be heard by the court in June 2001 before it renders a final judgement.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Litigation and Claims (Continued)
---------------------

PSA, Inc. and Subsidiaries: (Continued)
--------------------------

In September 2000, the Company was served with a suit filed in August by Richard Okoturo and Sammoric Financial Co. alleging breach of contract and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company believes this action has no merit and will vigorously defend the claim. Trial is set for October 22, 2001.

In September 2000, a suit was filed against the Company in the District Court of Clark County, Nevada, Case No. A424877 by James Stock d/b/a Stock Enterprises claiming unspecified damages exceeding $40,000. The Company is investigating this claim and will, if appropriate, either negotiate a settlement or defend the claim.

Pacific States Airline Services, Inc. ("PSAS"):
------------------------------------

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

                            PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Litigation and Claims (Continued)
---------------------

PSAZZ Air, Inc. ("PSAZZ"):
--------------

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

                          PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

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

Concentrations of Credit Risk
-----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents. As of March 31, 2001, cash and cash equivalents include $251,955 in certificate of deposits.

Leases
------

The Company currently leases office space at a monthly rental rate of $11,385, subject to annual adjustments.

Minimum annual rents under the lease agreement are as follows:


YEAR:
----

2002                                 $136,620
2003                                  136,620
2004                                  108,158
                                     --------
                                     $381,398
                                     ========

Rent expense relating to the operating leases included in selling, general and administrative expenses amounted to approximately $67,000 and $46,000 for the three months ended March 31, 2000 and 2001, respectively.

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Employment Agreements
---------------------

David E. Walsh, Chairman, Chief Executive Officer and President, receives a salary of $350,000 per annum. Mr. Walsh is eligible for incentive compensation payable in cash and stock options as determined by the Board of Directors, pursuant to a five-year employment agreement, effective on September 30, 1999.

Pursuant to the employment agreement, Mr. Walsh received 5,700,000 shares of common stock as additional consideration valued at $1,425,000 in 1999. The value is being amortized over the five-year period of the agreement, of which $71,250 was charged to operations for the three months ended March 31, 2001.

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

                           PSA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 14 - COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (Continued)

Financial Advisory Agreement (Continued)
----------------------------

The issuance and sale of the Company's common stock to GMF is conditional upon
(i) the effectiveness of a registration statement with respect to such common stock at all times during the purchase period; (ii) the continued listing of the common stock on at least the OTC electronic board and (iii) no major transaction involving the Company (i.e. change of control, merger, sale of substantially all of the assets, etc.) has occurred or been announced; and (iv) the Company has complied with its obligations and is not in breach of the Investment Agreement and any other related agreement. The Investment Agreement will automatically terminate if the Company has not filed a registration statement for the shares of common stock issuable to GMF pursuant to the Investment Agreement on or before May 1, 2001, or such registration statement has not been declared effective within 120 days after the initial filing date of the registration.

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

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2000 and 2001, with respect to its continuing operations, the Company paid $-0- for interest and income taxes.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


This management's discussion and analysis of financial condition and results of operations contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, without limitation, our liquidity and capital resources, changes in consumer preferences and relationships, new product introductions, timing of our technological advances, and the other factors discussed in "Risk Factors", elsewhere herein.

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

PLAN OF OPERATION

We are a holding company for entities comprising our proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, video production and post production services, air transportation, ground services and Internet television broadcast. We intend to search and acquire Internet and non-Internet companies that fit its acquisition portfolio criteria to complement our own products and services and extend its content offering.

According to our business model, it will focus on our portal-for-travelers concept, with an intention of positioning itself as a resource and distributor for business travel products and services on the Internet. Management believes that the specialized approach to marketing and promoting its services will have major advantages for us for several reasons including that (i) specialization may translate into brand recognition, (ii) in-depth travel services may mean convenience for busy professionals and small business executives, (iii) focused demographics may give online advertisers efficient targeting, and (iv) the one-stop shopping advantage of the portal may generate user traffic.

We intend to establish a technological development program in customer interactive promotions, reservations, program planning and tracking. We intend to expand this program internally on a continuous basis, as well as externally through strategic acquisitions and alliances. We intend to search and acquire Internet and non-Internet entities that fit our acquisition portfolio criteria to complement our own proprietary products and services and extend our content offerings.

In conjunction with its business plan, we acquired 100% of the outstanding stock of three travel tour operators for cash and shares of its common stock during the year ended December 31, 2000 and acquired a 34% equity interest of SMA Real Time Inc. ("SMA") during May 2000. SMA is a provider of wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films.

As discussed further in Note 9, on March 14, 2000, we completed the sale of 100% of the issued and outstanding stock of PSAS to a member of our Board of Directors. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable us to concentrate on our proposed on-line travel services business. Accordingly, we have accounted for the operations of PSAS as a discontinued operations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2001 vs. the Three Months Ended March 31, 2000:
---------------------------------------------------------------------------

We reported revenue of $1,117,793 and $847,469 for the three months ended March 31, 2001 and 2000, respectively. The increase was attributed to the acquisition of Royal International Tours, Inc. ("Royal") on March 6, 2000. We reported cost of revenues for the three months ended March 31, 2001 and 2000 of $976,994 and $748,053, respectively. The increase was the result of the acquisition mentioned above.

Selling, general and administrative expenses decreased for the three months ended March 31, 2000 from $1,861,719 to $1,363,410 for the three months ended March 31, 2001. The decrease was attributable to a reduction in expenses for public relations and advisory fees, aggregating $1,018,425, offset by increase of other corporate overhead and selling, general and administrative expenses.

For the three months ended March 31, 2001 and 2000, we incurred operating losses of $1,222,611 and $1,846,089, respectively. The losses are principally due to expenses incurred in the development of software, public relations, advisory fees, general and administrative expenses.

For the three months ended March 31, 2001 and 2000, other expense was $855,948 and $335,467, respectively. During the three months ended March 31, 2000, we charged $700,000 to operations in connection with our purchase of the Canticle Corporation (Note 6). For the three months ended March 31, 2000, the Company realized a gain aggregating $277,368 from the sale of marketable securities, and realized a loss aggregating $162,961 for the three months ended March 31, 2001. Interest income was $50,340 and $5,127 for the three months ended March 31, 2000 and 2001, respectively. During the three months ended March 31, 2001, we recorded an equity loss of unconsolidated affiliate - SMA aggregating $699,614.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, we expended $893,990 for working capital needs. We partially funded our operations during the three months ended March 31, 2001 through proceeds from available credit facilities, resulting in net proceeds to us of $150,299.

On August 25, 2000, we entered into a purchase agreement to acquire 100% of the membership units of New York Network, LLC ("NYN"). Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of our common stock preceding commencement of the acquisition. We are also required to provide a loan to NYN to be used for operational expenses up to a maximum of $388,000. As of March 31, 2001, we advanced NYN $362,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject to, among other things, the approval of the Federal Communications Commission ("FCC") to this transaction, the transfer to us of all FCC licenses currently owned by NYN and the completion of a due diligence review. As of March 31, 2001, the agreement has not been consummated.

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

Effective October 26, 2000, we entered into an Investment Agreement (the "Equity Line") with GMF Holdings, Inc., ("GMF"). Pursuant to the terms of the Investment Agreement, we may issue and sell to GMF, by delivery of a put notice, up to $50,000,000 of our common stock, during the period beginning on the effective date of a registration statement covering our common stock and ending on the earlier of: (i) the date which is 30 months from the effective date of such registration statement; (ii) 36 months from October 26, 2000; and (iii) the termination of the Investment Agreement. GMF has agreed to purchase shares of common stock within 10 Business Days (as such term is defined in the Investment Agreement) after receipt of the put notice from us. GMF is required to purchase a certain number of shares of our common stock pursuant to each put notice, based on the average daily trading volume of our stock and other conditions. The purchase price is a discount from the prevailing bid price of our common stock during the 15 business days preceding the put notice.

The issuance and sale of our common stock to GMF is conditional upon (i) the effectiveness of a registration statement with respect to such common stock at all times during the purchase period; (ii) the continued listing of the common stock on at least the OTC electronic board and (iii) no major transaction involving us (i.e. change of control, merger, sale of substantially all of the assets, etc.) has occurred or been announced; and (iv) we have complied with its obligations and is not in breach of the Investment Agreement and any other related agreement. The Investment Agreement will automatically terminate if we have not filed a registration statement for the shares of common stock issuable to GMF pursuant to the Investment Agreement on or before May 1, 2001, or such registration statement has not been declared effective within 120 days after the initial filing date of the registration.

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

We paid $20,000 to May Davis for certain legal fees and expenses upon the execution of the Investment Agreement and have agreed to pay Silverman, Collura & Chernis, P.C. an additional $3,000 on each closing date of stock purchases made pursuant to the Investment Agreement for additional legal, administrative and escrow fees.

                          PART II -- OTHER INFORMATION.


Item 1.  Legal Proceedings.

There have been no material developments in our legal proceedings during the quarter ended March 31, 2001.


Item 2.  Changes in Securities.

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Not applicable.

(b)  Not applicable.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: May 30, 2001


                                            PSA, INC.
                                            (Registrant)




                                            /s/ David E. Walsh
                                            ---------------------------------
                                            David E. Walsh, President and
                                            Chief Executive Officer

-----------------------------
(2) Filed herewith