Form 10QSB
period 2001-06-30
PSA INC /NV
filed 2001-08-20
CIK 1065001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                              0-29627
                                                     (Commission file number)

                                    PSA, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                88-0212662
         (State or other jurisdiction                    (IRS Employer
       of incorporation or organization)              Identification No.)

           880 APOLLO STREET, SUITE 329, EL SEGUNDO, CALIFORNIA 90245
                    (Address of principal executive offices)

                                 (310) 640-3044
                           (Issuer's telephone number)


                 (Former name, former address and former fiscal
                      year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 17, 2001 1,799,271 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                                    PSA, INC.
                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2001                  2

           Consolidated Statements of Operations for
           the three months ended June 30, 2001 and 2000                   3

           Consolidated Statements of Operations for
           the six months ended June 30, 2001 and 2000                     4

           Consolidated Statements of Cash Flows for
           the six months ended June 30, 2001 and 2000                     5

           Notes to Consolidated Financial Statements                     6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8-10

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              11

Item 2.    Change in Securities and Use of Proceeds                       11

Item 3.    Defaults Upon Senior Securities                                11

Item 4.    Submission of Matters to a Vote of Security Holders            11

Item 5.    Other Information                                              11

Item 6.    Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                12

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                           PSA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $    170,350
   Prepaid and other current assets                                     341,024
                                                                   -------------

     Total current assets                                               511,374

EQUIPMENT, net                                                          140,436
INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA                          6,908,418
CAPITALIZED SOFTWARE COSTS                                            1,725,000
OTHER ASSETS                                                            546,418
                                                                   -------------

     TOTAL ASSETS                                                  $  9,831,646
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $  6,777,898
   Accrued capitalized software cost                                  1,207,500
   Due to officer                                                       196,418
   Loans payable                                                        147,771
                                                                   -------------

     Total current liabilities                                        8,329,587
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 1,799,271 shares issued and outstanding                   1,799
   Additional paid-in capital                                        33,543,173
   Unearned compensation                                               (908,437)
   Accumulated deficit                                              (31,129,514)
   Less:  Treasury stock 452 shares                                      (4,962)
                                                                   -------------
     Total stockholders' equity                                       1,502,059
                                                                   -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                            $  9,831,646
                                                                   =============

       See the accompanying notes to the consolidated financial statements
                                        2

                           PSA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                         2001           2000
                                                     ------------   ------------


REVENUE - NET                                        $ 1,945,991    $ 5,347,679

OPERATING EXPENSES:
   Cost of revenues                                    1,653,289      4,640,474
   Selling, general and administrative                 1,365,448      2,716,337
   Software development                                        -          6,134
                                                     ------------   ------------

TOTAL OPERATING EXPENSES                               3,018,737      7,362,945
                                                     ------------   ------------

LOSS FROM OPERATIONS                                  (1,072,746)    (2,015,266)

OTHER INCOME (EXPENSE):
   Amortization of excess of cost price over net
     assets of business acquired                          (1,500)       (59,166)
   Interest income                                        (5,272)        64,272
   Other income                                            9,916         10,618
   Equity in income (loss) of
     unconsolidated affiliate - SMA                     (181,001)        30,085
                                                     ------------   ------------

TOTAL OTHER INCOME (EXPENSE)                            (177,857)        45,809
                                                     ------------   ------------

LOSS FROM OPERATIONS BEFORE
   INCOME TAXES                                       (1,250,603)    (1,969,457)

PROVISION FOR INCOME TAXES                                     -              -
                                                     ------------   ------------

NET LOSS                                             $(1,250,603)   $(1,969,457)
                                                     ============   ============

BASIC AND DILUTED LOSS PER SHARE                     $     (0.70)   $     (1.16)
                                                     ============   ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                   1,799,271      1,692,966
                                                     ============   ============

       See the accompanying notes to the consolidated financial statements
                                        3

                           PSA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                         2001           2000
                                                     ------------   ------------


REVENUE - NET                                        $ 3,063,784    $ 6,195,148

OPERATING EXPENSES:
   Cost of revenues                                    2,630,283      5,388,527
   Selling, general and administrative                 2,728,858      4,293,725
   Software development                                        -         89,920
                                                     ------------   ------------

TOTAL OPERATING EXPENSES                               5,359,141      9,772,172
                                                     ------------   ------------

LOSS FROM OPERATIONS                                  (2,295,357)    (3,577,024)

OTHER INCOME (EXPENSE):
   Amortization of excess of cost price over net
     assets of business acquired                          (3,000)      (70,815)
   Cost of acquisition of Canticle Corporation                 -      (700,000)
   Net realized gain (loss) on sale of securities       (162,961)      277,368
   Interest income, net of $5,273
        of interest expense in 2001                         (145)      114,612
   Other income                                           12,916        47,443
   Equity in income (loss) of unconsolidated
      affiliate - SMA                                   (880,615)       30,085
                                                     ------------   ------------

TOTAL OTHER INCOME (EXPENSE)                          (1,033,805)      (301,307)
                                                     ------------   ------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                     (3,329,162)    (3,878,331)

PROVISION FOR INCOME TAXES                                     -              -
                                                     ------------   ------------

LOSS FROM CONTINUING OPERATIONS                       (3,329,162)    (3,878,331)

LOSS FROM DISCONTINUED OPERATIONS                              -        (21,200)
                                                     ------------   ------------

NET LOSS                                             $(3,329,162)   $(3,899,531)
                                                     ============   ============

BASIC AND DILUTED LOSS PER SHARE
   From continuing operations                        $     (1.85)   $     (2.34)
   From discontinued operations                                -          (0.01)
                                                     ------------   ------------
                                                     $     (1.85)   $     (2.51)
                                                     ============   ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                   1,799,294      1,658,576
                                                     ============   ============

       See the accompanying notes to the consolidated financial statements
                                        4

                                PSA, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(3,329,162)   $(3,899,531)
   Adjustments to reconcile net loss
   to net cash used in operating activities
   from continuing operations:
     Equity (income) loss in unconsolidated affiliate - SMA       880,615        (30,085)
     Loss from discontinued operations                                  -         21,200
     Cost of acquisition of Canticle Corporation                        -        700,000
     Depreciation and amortization                                 28,751         17,200
     Amortization of unearned compensation                        142,500        142,500
     Amortization of excess of cost price over net
       assets of business acquired                                  3,000         70,815
     (Gain) loss on sale of marketable securities                 162,961       (277,368)
   (Increase) decrease in:
     Accounts receivable                                                -         53,029
     Prepaid and other current assets                            (315,002)       (76,207)
     Other non-current assets                                    (154,237)             -
   Increase (decrease) in:
     Accounts payable and accrued liabilities                   1,318,947      1,273,329
     Due to/from officers                                         196,418        (74,516)
                                                              ------------   ------------
Net cash used in operating activities                          (1,065,209)    (2,079,634)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                          (15,794)       (28,014)
   Equity investment in SMA                                             -     (5,000,000)
   Expenditures for acquisition                                         -       (559,500)
   Payments for capitalized software costs                              -       (517,500)
   Purchase of marketable securities                                    -     (1,397,305)
   Proceeds from sale of marketable securities                    289,005      2,112,447
   Other assets                                                         -       (126,439)
                                                              ------------   ------------
Net cash provided by (used in) investing activities               273,211     (5,516,311)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                               -      9,558,071
   (Payments of) proceeds from loans payable, net                 (40,915)       (32,086)
   Purchase of treasury stock                                      (4,962)             -
                                                              ------------   ------------
Net cash provided by financing activities                         (45,877)     9,525,985
                                                              ------------   ------------

CASH USED IN DISCONTINUED OPERATIONS                                    -       (825,013)
                                                              ------------   ------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                          (837,875)     1,105,027
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                          1,008,225      1,301,557
                                                              ------------   ------------
   END OF PERIOD                                              $   170,350    $ 2,406,584
                                                              ============   ============

            See the accompanying notes to the consolidated financial statements

                           PSA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by PSA, Inc. and subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

The Company was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ATSI"), the Company completed its merger with PSA, Inc., a California corporation ("PSA of California"), in April 1998. In connection with the merger, ATSI changed its name to the Company's present name.

The Company is a holding company for entities comprising its proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, video production and post production services, air transportation, ground services and Internet television broadcast ("T-Commerce"). The Company intends to acquire Internet and non- Internet companies that fit its acquisition portfolio criteria that complement its own products and services and extend its content offering.

In conjunction with its business plan, the Company acquired 100% of the outstanding stock of three travel companies for cash and shares of its common stock during the year ended December 31, 2000, and acquired a 34% equity interest of SMA Real Time Inc. during May 2000. SMA is a provider of a wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films. On March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of Pacific States Airline Services, Inc. ("PSAS") to a former member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States. The sale will enable the Company to concentrate on its proposed on-line travel services business. Accordingly, the Company has accounted for the operations of PSAS as a discontinued operation.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1 - BASIS OF PRESENTATION, CONTINUED

Going Concern
-------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the six months ended June 30 2001, the Company incurred net loss of $3,329,162 and as of June 30, 2001, had an accumulated deficit of $31,129,514 and a working capital deficiency of $7,818,213. The Company is in arrears on a majority of its payables and accrued liabilities. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses or that it can raise additional capital to allow it to expand its planned Internet operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of $2,901,025 in 1999 and $11,232,668 in 2000. Additionally, the Company has generated revenue of $3,063,784 from its operating subsidiaries during the six months ended June 30, 2001. The common stock was sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings. On June 28, 2001 the Company extended a Rights Offering to its existing investors who had previously purchased shares of Common Stock from the Company pursuant to exemptions under provisions of the Securities Act of 1933, as amended. The Rights Offering provides for the subscription of up to 31 million Units at $0.50 per Unit, each Unit consisting of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock. The Rights Offering will conclude on September 28, 2001.

The Company's ability to continue as a going concern is dependent upon obtaining additional financing and restructuring its existing liabilities. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

Restatement of prior quarters
-----------------------------
As discussed on Note 4 on November 30, 2000, the Company purchased Jet Vacations International, Inc. ("Jet") using the pooling-of -interest method of accounting. Therefore, the Company has restated prior operating results as if the acquisition of Jet had occurred at the beginning of the periods being reported upon.

Also, as discussed in Note 5, on May 4, 2000, the Company acquired an interest in S.M.A. Real Time Inc. ("SMA"). Originally, the Company purchased a 50% interest in SMA, which was subsequently reduced to 34%. For the six months ended June 30, 2000, the Company consolidated the financial statements of SMA. Since the Company currently accounts for SMA on the equity method, the financial statements for the six months ended June 30, 2000 have been restated to account for SMA using the equity method.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1 - BASIS OF PRESENTATION, CONTINUED

Restatement of prior quarters, continued
----------------------------------------
Below is a table showing the results for the six months ended June 30, 2000 as previously reported and the adjustment made to arrive at the amounts reported in the Form 10-QSB



                         As previously
                            Reported        Jet           SMA         Adjusted
                         -------------  ------------  ------------  ------------

  Revenue                $  4,726,260   $ 2,906,292   $(1,437,404)  $ 6,195,148
  Operating expenses        8,367,189     3,103,018    (1,698,035)    9,772,172
  Loss from operations     (3,640,929)     (196,726)      260,631    (3,577,024)
  Minority interest           (30,085)            -        30,085             -
  Equity in SMA                     -             -        30,085        30,085
  Net income (loss)        (4,021,594)     (150,619)      272,682    (3,899,531)



NOTE 2 - STOCK SPLITS AND STOCK DIVIDEND

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

On June 28, 2001, the Board of Directors authorized, and a majority vote of the shareholders approved, a one-for-twenty reverse split of its issued and outstanding common stock to be effective August 1, 2001.

The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock split and stock dividend for all periods presented.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 3 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2001, the Company had no potentially dilutive securities outstanding.

NOTE 4 - ACQUISITIONS

Canticle Corporation
--------------------
Pursuant to an Agreement and Plan of Reorganization, effective February 18, 2000, the Company acquired all the outstanding shares of common stock of Canticle Corporation ("Canticle"), a Delaware corporation, from the shareholders thereof, in an exchange for $200,000 in cash and 2,800 shares of common stock of the Company valued at $500,000. As a result of this transaction, Canticle has become a wholly-owned subsidiary of PSA effective on February 18, 2000. The acquisition is intended to qualify as a reorganization within the meaning of
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

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

Royal International Tours, Inc.
-------------------------------
On March 6, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a travel tour operator, specializing in tours for European visitors to the United States. Royal's office is currently located in El Segundo, California. Pursuant to the terms of the Acquisition Agreement, the former sole shareholder of Royal received 3,919 shares of restricted common stock of the Company valued at $391,850 and cash of $382,000.

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

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - ACQUISITIONS, CONTINUED

Royal International Tours, Inc., continued
------------------------------------------
Consequently, the Company determined that the goodwill associated with the acquired business was impaired. As a result, the Company recorded a charge to operations aggregating $934,631.

On March 14, 2001, the Company filed a complaint against the former president and sole shareholder of Royal (see Note 10).

Travel Treasures, Inc.
----------------------
On March 15, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Travel Treasures, Inc. ("Travel"), a travel tour operator. Travel is a California corporation currently located in El Segundo, California. Pursuant to the terms of the Acquisition Agreement, the former shareholders of Travel received $30,000.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $30,000 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of Travel from the date of acquisition, March 15, 2000

New York Network, LLC - Pending Acquisition
-------------------------------------------
On August 25, 2000, the Company entered into a purchase agreement to acquire 100% of the membership units of New York Network, LLC ("NYN"). Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of the Company's common stock preceding consummation of the acquisition. Subject to certain conditions of the acquisition agreement, the Company shall provide working capital to NYN to be used for operational expenses up to a maximum of $388,000. As of June 30, 2001, the Company advanced NYN $362,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject to, among other things, the approval of the Federal Communications Commission ("FCC") to this transaction which was granted on June 23, 2001, the transfer to the Company of all FCC licenses currently owned by NYN, completion of an audit of NYN's financial statements and the completion of a due diligence review. As of June 30, 2001, the agreement has not been consummated.

NYN is a cellular network of ten low-power television licenses and construction permits that are linked by a high capacity fiber optic cable. The network currently serves as a dynamic regional market that spans Vermont, New York, New Hampshire and Montreal, Canada. Operating under the call sign WBVT-TV, NYN is an affiliate of the United Paramount Network.

When complete the acquisition will be accounted for as a purchase under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon the fair values the date of the acquisition is consummated.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 4 - ACQUISITIONS, CONTINUED

Jet Vacations International Inc.
--------------------------------
On November 30, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Jet Vacations International, Inc. ("Jet"). Jet, a Florida corporation, is a wholesaler of travel products specializing in Western European destinations. Pursuant to the terms of the acquisition agreement, the former shareholders of Jet received 12,130 shares of restricted common stock of the Company.

The merger with Jet constituted tax-free reorganizations and has been accounted for as pooling-of-interests transaction. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Jet as though they had always been a part of Jet. There were no transactions between the Company and Jet prior to the combinations. Certain reclassifications were made to Jet's financial statements to conform to the Company's presentation.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA

Pursuant to an agreement on May 4, 2000, the Company acquired a 34% interest in S.M.A. Real Time Inc. ("SMA") for $5 million in cash and 51,774 shares of its common stock, valued at approximately $5 million. The Company's investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000. Included in the carrying amount of the SMA investment is goodwill, net of accumulated amortization, totaling $6,208,832 at June 30, 2001, which is being amortized over 10 years.

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

Summarized balance sheet as of June 30, 2001 is as follows:

                  Total assets                              $     7,476,863
                  Total liabilities                         $     4,500,341
                  Total stockholders' equity                $     2,976,522

Summarized results of operation for the six months ended June 30, 2001 are as follows:

                  Revenue                                   $     4,635,837
                  Loss from operations                      $    (1,587,291)
                  Net loss                                  $    (1,628,925)

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 6 - CAPITALIZED SOFTWARE COSTS

On March 30, 2000, the Company entered into a software license and services agreement with Datalex Limited, a company located in Dublin, Ireland. The agreement calls for the Company to license certain computer software pertaining to its tour and travel operations for Internet reservations for a five-year period. As of June 30, 2001, the software had not been placed in operation. The Company capitalized software costs of $1,725,000, including a deposit of $517,500 in March 2000 and accrued costs of $1,207,500 as of June 30, 2001. The agreement also calls for annual software maintenance costing $245,250 per year, commencing on the date placed in service. On July 30, 2001, the Company sent a breach of contract notice to Datalex (see Note 10).

NOTE 7 - OTHER ASSETS

Other assets as of June 30, 2001 consisted of the following:


         Investment in Execute Direct.com, Inc. ("EDC")(i)       $      120,009
         Advances to NYN (ii)                                           362,000
         Excess of the cost of Travel Treasures, Inc.
           over the net assets acquired - net of
           accumulated amortization of $7,500                            22,500
         Deposits                                                        41,909
                                                                 ---------------
              Total                                              $      546,418
                                                                 ===============

(i) On September 14, 2000, the Company entered into a stock sale and purchase agreement to transfer to EDC 77,778 shares of common stock in exchange for 80% of the issued and outstanding shares of EDC. EDC, a Nevada corporation, is an on- line direct access level I and level II trading firm with a number of operating divisions, including an investment in a broker/dealer, a direct access trading floor, and a trading academy to instruct level II direct access trading.

The agreement was cancelled and the Company converted advances made of $120,009 to 52,500 shares of common stock of EDC. The investment is being accounted under the cost method of accounting.

(ii) In connection with the acquisition discussed in Note 4, the Company advanced NYN $362,000 as of June 30, 2001.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2001 consist of the following:


         Accounts payable                                        $    2,995,806
         Accrued claims and litigation settlements                      625,000
         Customer deposits and accrued tour costs                     1,828,877
         Retained liabilities of discontinued operations                665,613
         Other                                                          662,602
                                                                 ---------------
                                                                 $    6,777,898
                                                                 ===============

NOTE 9 - LOANS PAYABLE

Loans payable at June 30, 2001 consisted of the following:


         Loan payable - bank (i)                                 $       41,771
         Loan payable - shareholders (ii)                                85,000
         Other                                                           21,000
                                                                 ---------------
                                                                 $      147,771
                                                                 ===============

(i) The Company entered into a $50,000 credit line. Indebtedness under the agreement bears interest at 13.0% per annum and is payable on demand.

(ii) In conjunction with the Jet acquisition, the Company assumed liabilities of $100,000 payable to the former shareholders of Jet. The loans are payable on demand and bear interest at the prime rate. As of August 2, 2001, an additional $10,000 in loan payments has been paid.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2001, the Company was involved in the following legal disputes.

PSA, Inc.
---------

HAWKINS V. PSA, INC. ET AL., Superior Court of Los Angeles County, California, Case No. YC033477. On October 16, 1998, Frankie and Harry Hawkins filed a complaint against the Company and others, alleging breach of contract and fraud, and recision of the Company's agreement to purchase Frankie Hawkins' controlling share of Pacific States Airlines Services, Inc. ("PSAS"). PSAS filed for bankruptcy protection in April 2000. The complaint against the Company was previously dismissed by the court, but reinstated in February 2001. The Court has similarly allowed the Company's cross-complaint against Frankie Hawkins for misrepresentations and resultant damages in connection with the acquisition of PSAS. Discovery is proceeding. A motion for summary judgment will be filed on behalf of the Company within the next week. Trial is set for October 10, 2001.

MEYER GROUP LTD., ET AL., V. DOUGLAS T. BEAVER, ET AL., Superior Court of Orange County, California, Case No. 775680. Defendant Robert E. Thompson filed a cross-complaint against multiple individuals and entities, including American Telecommunications Standards International, Inc. ("ATSI"), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Mr. Thompson alleges that he was fraudulently induced by ATSI and others to invest money in various ventures, both related and unrelated to ATSI. In July 1998, Mr. Thompson amended his cross-complaint to include the Company as successor to ATSI. The Company believes this clam is without merit, and is vigorously defending the cross-complaint. On November 7, 2000, Mr. Thompson filed a separate, but related action against the Company in the Orange County Superior Court, alleging substantially identical causes of action as those found in the cross-complaint in the Meyer v. Beaver case. Since the claims therein are redundant, the Company expects that case to be dismissed in the near future. Discovery is currently proceeding. Trail is set for November 11, 2001.

FNG & ASSOCIATES, INC. V. PSA, INC., Superior Court of Los Angeles County, California, Case No. BC224041. On FNG & Associates, Inc. ("FNG") filed a complaint against the Company, alleging breach of contract and fraud claiming that the Company failed to compensate FNG for its financial public relations services. FNG sought damages of in excess of $1,272,000, plus an award of punitive damages and attorneys' fees. A jury trial was conducted from April 11-20, 2001. The Court dismissed the majority of the case in the Company's favor and entered a judgment against PSA for $19,188 to compensate FNG for services rendered to PSA in 1999.

OKOTURO, ET AL. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC 233822. In August 2000, a suit was filed against the Company by Richard Okoturo, an individual, and Richard Okoturo, doing business as Sammoric Financial Co., alleging breach of contract for accounting services allegedly provided and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company believes this action has no merit and is defending the claim. Trial is set for October 22, 2001.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10 - COMMITMENTS AND CONTINGENCIES, CONTINUED

STOCK V. PSA, INC., District Court of Clark County, Nevada, A424877. In September 2000, James Stock d/b/a Stock Enterprises filed a complaint against the Company, claiming unspecified damages. The Company is negotiating a resolution of Mr. Stock's claim.

ZURLO V. PSA, INC., AT AL., Superior Court of Los Angeles County, California, Case No. SC064886. In January 2001, a suit was filed by Carmen Zurlo and Brad Holcomb, alleging breach of contract and fraud and seeking $75,000 in compensatory damages, plus loss of earnings. The Company filed a motion to dismiss the case for lack of jurisdiction since the contract sued upon had an arbitration provision. The Court granted the motion. Plaintiff has not filed a petition to arbitrate its claim. The Company has no way of knowing whether the Plaintiff will ever pursue its claim in arbitration.

PSA, INC. V. SONDHEIM, Superior Court of Los Angeles County, California, Case No. BC246795. On March 14, 2001, the Company filed a complaint against Richard Sondheim, the former president and former sole shareholder of Royal International Tours, Inc. ("RIT"). The Company purchased one hundred percent of the outstanding shares of RIT in March 2000. The Company believes that Mr. Sondheim misrepresented the liabilities of RIT in connection with the purchase by PSA of RIT. The Company therefore is seeking rescission of the purchase agreement and a return of the purchase price and all damages caused by Mr. Sondheim's wrongful conduct. The Company is currently discussing settlement with Mr. Sondheim whereby he would transfer stock back to the Company and make a cash payment, but no resolution has been made yet.

ROBERT ROSEN ETC. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC246441. A complaint was filed in March 2001 against PSA for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation. That action has been transferred to mediation and binding arbitration before Judicial Arbitration and Mediation Services (JAMS), which is set for August 28, 2001. The Company intends to assert a counterclaim against the claimant.

PSAZZ AIR, INC. ("PSAZZ")
-------------------------

A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case was reduced to a judgment of approximately $46,000. The Company is attempting to negotiate a lesser amount and/or payment terms.

NEW ARCHETYPE V. PSAZZ AIR, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC231773. A suit was filed in late June 2000 against PSAZZ by New Archetype Publishing Corp. doing business as Vox Mundi, alleging breach of contract. Vox Mundi sought approximately $74,000 in compensatory damages as well as punitive damages. The Company believed this action was without merit and settled it for a nominal, nuisance value amount. The actual terms of the settlement are confidential, as ordered by the Court.

PSAZZ.COM, INC. V. DATALEX, The Company, through legal counsel, made a written demand against Datalex that it breached a written agreement whereby Datalex was to provide several "booking engines" for PSAZZ.com's reservation systems. The Company has demanded that Datalex return, at a minimum, $517,500 paid for the first installment under the contract since the booking engines did not work and have not functioned for the purposes Datalex marketed them to the Company. Datalex has not responded to PSA's demand. Subsequently, the Company learned that Datalex has filed an action in the United States District Court for the Central District of California against the Company for breach of contract claiming that the Company owes the balance of the contract price (of approximately $1.3 million). As of August 10, 2001, the Company had not been served with the complaint.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2000 included in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

BACKGROUND AND OVERVIEW

This management's discussion and analysis of financial condition and results of operations contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, without limitation, our liquidity and capital resources, changes in consumer preferences and relationships, new product introductions, timing of our technological advances.

The following is a discussion of our financial condition, results of our operations and liquidity. This discussion should be read together with our financial statements and notes included in this Form 10-QSB.

On November 30, 2000, we completed our previously announced merger into Jet Vacations International, Inc. ("Jet") by exchanging 12,130 shares of our common stock for 100% of Jet. We have accounted for the merger as a pooling-of-interests and, accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Jet. The effects of conforming Jet's accounting policies to those of ours were not material. All references to the "Company" reflect the pooling-of-interest.

PLAN OF OPERATION

We are a holding company for entities comprising our proposed broad-based global travel and transportation services network that will include global electronic commerce ("E-Commerce"), international tour services, video production and post production services, air transportation, ground services and Internet television broadcast. We intend to acquire Internet and non-Internet companies that fit our acquisition portfolio criteria to complement our own products and services.

According to our business model, we will focus on our portal-for-travelers concept, with an intention of positioning the Company as a resource and distributor for business travel products and services on the Internet, as well as a traditional retail and wholesale distributor. Management believes that in the presently contracting travel services market and declining economy, a specialized approach to marketing and promoting our products and services will have major advantages for several reasons including (i) specialization should translate into brand recognition, (ii) comprehensive travel services should provide convenience for busy professionals and business travelers, (iii) focused demographics should give online advertisers efficient targeting, and (iv) the one-stop shopping advantage of our planned portal should generate enhanced user traffic.

We intend to establish a technological development program in customer interactive promotions, reservations, program planning and tracking. We are planning to expand this concept internally on a continuous basis, as well as externally through strategic acquisitions and alliances.

In conjunction with our business plan, we acquired 100% of the outstanding stock of three travel companies for cash and shares of common stock during the year ended December 31, 2000. During the six months ended June 30, 2001, we focused on consolidating and restructuring our travel operations to achieve cost reductions during the economic downturn. Also in 2000 we acquired a 34% equity interest of SMA Real Time Inc. ("SMA"). SMA is a provider of a wide range production and post-production services to companies that produce commercials, television programs, music videos and feature films. With its digital production capabilities SMA is well suited to produce our Internet and TV product services.


RESULTS OF OPERATIONS

Three months ended June 30, 2001 vs. June 30, 2000
--------------------------------------------------

Revenue for the three months ended June 30, 2001 decreased by $3,401,668 or 63.6% from $5,347,679 for the three months ended June 30, 2000 to $1,945,991 for the same period in 2001. The decrease is principally due to the significant decrease in revenue of our Royal International subsidiary.

Cost of revenue for the three months ended June 30, 2001 decreased by $2,987,185 or 64.4% from $4,640,474 for the three months ended June 30, 2000 to $1,653,289 for the same period in 2001. The decrease is cost of revenue is directly attributed to the reduction in revenue. Cost of revenue as a percentage of revenue was 86.8% for the three months ended June 30, 2000 compared to 85.0% for the same period in 2001.

Selling, general and administrative expenses for the three months ended June 30, 2001 decreased by $1,410,055 or 50.8% from $2,775,503 for the three months ended June 30, 2000 to $1,365,448 for the same period in 2001. The significant decrease is due to the reduction of staffing and administrative costs of our Royal International subsidiary resulting from the lost revenue and other cost efficiencies resulting from the restructuring and consolidation of our travel operations.

Interest income, net for the three months ended June 30, 2001 decreased by $69,544 or 108.2% from interest income of $64,272 for the three months ended June 30, 2000 to interest expense of $5,272 for the same period in 2000. During the three months ended June 30, 2000, we were able to invest our cash balances to generate interest income. During the three months ended June 30, 2001, our cash balances were significantly less than the balance in the prior year.

Equity of unconsolidated affiliate - SMA for the three months ended June 30, 2001 decreased by $211,086 going from income of $30,085 for the three months ended June 30, 2000 to a loss of $181,001 for the same period in 2001. The difference is due to the significant downturn of SMA business over the past year. We believe this downturn is only temporary and reflective of declines experienced in their industry.

Six months ended June 30, 2001 vs. June 30, 2000
------------------------------------------------

Revenue for the six months ended June 30, 2001 decreased by $3,131,364 or 50.5% from $6,195,148 for the six months ended June 30, 2000 to $3,063,784 for the same period in 2001. The decrease is principally due to the significant decrease in revenue of our Royal International subsidiary. Substantially all our revenue for the six months ended June 30, 2001 was from our Jet Vacations subsidiary.

Cost of revenue for the six months ended June 30, 2001 decreased by $2,758,244 or 51.2% from $5,388,527 for the six months ended June 30, 2000 to $2,630,283 for the same period in 2001. The decrease is cost of revenue is directly attributed to the reduction in revenue. Cost of revenue as a percentage of revenue was 87.0% for the six months ended June 30, 2000 compared to 85.9% for the same period in 2001.

Selling, general and administrative expenses for the six months ended June 30, 2001 decreased by $1,908,364 or 41.2% from $4,637,222 for the six months ended June 30, 2000 to $2,728,858 for the same period in 2001. The significant decrease is due to the reduction of staffing and administrative costs of our Royal International subsidiary resulting from the lost revenue and other cost efficiencies resulting from the restructuring and consolidation of our travel operations.

During the six months ended June 30, 2000 we wrote off the acquisition costs of Canticle Corporation. There was no such write off during the six months ended June 30, 2001.

Interest income, net for the six months ended June 30, 2001 decreased by $114,757 or 100.1% from interest income of $114,612 for the six months ended June 30, 2000 to interest expense of $145 for the same period in 2000. During the six months ended June 30, 2000, we were able to invest our cash balances to generate interest income. During the six months ended June 30, 2001, our cash balances were significantly less than the balance in the prior year.

Equity of unconsolidated affiliate - SMA for the six months ended June 30, 2001 decreased by $850,530 going from income of $30,085 for the six months ended June 30, 2000 to a loss of $880,615 for the same period in 2001. The difference is due to the significant downturn of SMA business over the past year. We believe this down turn is only temporary as SMA losses were significantly less for the three months ended June 30, 2001 compared to the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2001, we expended $1,065,209 for working capital needs. We funded our operations principally by slowing payments to vendors and by advances from our CEO.

In order for us to continue in existence, we plan to raise additional capital from the sale of equity through the Rights Offering and anticipate generating profits from our subsidiary travel operations.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us develop our technology and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

As of June 30, 2001, the Company was involved in the following legal disputes.

PSA, Inc.
---------

HAWKINS V. PSA, INC. ET AL., Superior Court of Los Angeles County, California, Case No. YC033477. On October 16, 1998, Frankie and Harry Hawkins filed a complaint against the Company and others, alleging breach of contract and fraud, and recision of the Company's agreement to purchase Frankie Hawkins' controlling share of Pacific States Airlines Services, Inc. ("PSAS"). PSAS filed for bankruptcy protection in April 2000. The complaint against the Company was previously dismissed by the court, but reinstated in February 2001. The Court has similarly allowed the Company's cross-complaint against Frankie Hawkins for misrepresentations and resultant damages in connection with the acquisition of PSAS. Discovery is proceeding. A motion for summary judgment will be filed on behalf of the Company within the next week. Trial is set for October 10, 2001.

MEYER GROUP LTD., ET AL., V. DOUGLAS T. BEAVER, ET AL., Superior Court of Orange County, California, Case No. 775680. Defendant Robert E. Thompson filed a cross-complaint against multiple individuals and entities, including American Telecommunications Standards International, Inc. ("ATSI"), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Mr. Thompson alleges that he was fraudulently induced by ATSI and others to invest money in various ventures, both related and unrelated to ATSI. In July 1998, Mr. Thompson amended his cross-complaint to include the Company as successor to ATSI. The Company believes this clam is without merit, and is vigorously defending the cross-complaint. On November 7, 2000, Mr. Thompson filed a separate, but related action against the Company in the Orange County Superior Court, alleging substantially identical causes of action as those found in the cross-complaint in the Meyer v. Beaver case. Since the claims therein are redundant, the Company expects that case to be dismissed in the near future. Discovery is currently proceeding. Trail is set for November 11, 2001.

FNG & ASSOCIATES, INC. V. PSA, INC., Superior Court of Los Angeles County, California, Case No. BC224041. On FNG & Associates, Inc. ("FNG") filed a complaint against the Company, alleging breach of contract and fraud claiming that the Company failed to compensate FNG for its financial public relations services. FNG sought damages of in excess of $1,272,000, plus an award of punitive damages and attorneys' fees. A jury trial was conducted from April 11-20, 2001. The Court dismissed the majority of the case in the Company's favor and entered a judgment against PSA for $19,188 to compensate FNG for services rendered to PSA in 1999.

OKOTURO, ET AL. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC 233822. In August 2000, a suit was filed against the Company by Richard Okoturo, an individual, and Richard Okoturo, doing business as Sammoric Financial Co., alleging breach of contract for accounting services allegedly provided and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. The Company believes this action has no merit and is defending the claim. Trial is set for October 22, 2001.

STOCK V. PSA, INC., District Court of Clark County, Nevada, A424877. In September 2000, James Stock d/b/a Stock Enterprises filed a complaint against the Company, claiming unspecified damages. The Company is negotiating a resolution of Mr. Stock's claim.

ZURLO V. PSA, INC., AT AL., Superior Court of Los Angeles County, California, Case No. SC064886. In January 2001, a suit was filed by Carmen Zurlo and Brad Holcomb, alleging breach of contract and fraud and seeking $75,000 in compensatory damages, plus loss of earnings. The Company filed a motion to dismiss the case for lack of jurisdiction since the contract sued upon had an arbitration provision. The Court granted the motion. Plaintiff has not filed a petition to arbitrate its claim. The Company has no way of knowing whether the Plaintiff will ever pursue its claim in arbitration.

PSA, INC. V. SONDHEIM, Superior Court of Los Angeles County, California, Case No. BC246795. On March 14, 2001, the Company filed a complaint against Richard Sondheim, the former president and former sole shareholder of Royal International Tours, Inc. ("RIT"). The Company purchased one hundred percent of the outstanding shares of RIT in March 2000. The Company believes that Mr. Sondheim misrepresented the liabilities of RIT in connection with the purchase by PSA of RIT. The Company therefore is seeking rescission of the purchase agreement and a return of the purchase price and all damages caused by Mr. Sondheim's wrongful conduct. The Company is currently discussing settlement with Mr. Sondheim whereby he would transfer stock back to the Company and make a cash payment, but no resolution has been made yet.

ROBERT ROSEN ETC. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC246441. A complaint was filed in March 2001 against PSA for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation. That action has been transferred to mediation and binding arbitration before Judicial Arbitration and Mediation Services (JAMS), which is set for August 28, 2001. The Company intends to assert a counterclaim against the claimant.

PSAZZ AIR, INC. ("PSAZZ")
-------------------------

A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case was reduced to a judgment of approximately $46,000. The Company is attempting to negotiate a lesser amount and/or payment terms.

NEW ARCHETYPE V. PSAZZ AIR, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC231773. A suit was filed in late June 2000 against PSAZZ by New Archetype Publishing Corp. doing business as Vox Mundi, alleging breach of contract. Vox Mundi sought approximately $74,000 in compensatory damages as well as punitive damages. The Company believed this action was without merit and settled it for a nominal, nuisance value amount. The actual terms of the settlement are confidential, as ordered by the Court.

PSAZZ.COM, INC. V. DATALEX, The Company, through legal counsel, made a written demand against Datalex that it breached a written agreement whereby Datalex was to provide several "booking engines" for PSAZZ.com's reservation systems. The Company has demanded that Datalex return, at a minimum, $517,500 paid for the first installment under the contract since the booking engines did not work and have not functioned for the purposes Datalex marketed them to the Company. Datalex has not responded to PSA's demand. Subsequently, the Company learned that Datalex has filed an action in the United States District Court for the Central District of California against the Company for breach of contract claiming that the Company owes the balance of the contract price (of approximately $1.3 million). As of August 10, 2001, the Company had not been served with the complaint.

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


Item 2.    Change in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None


Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PSA, INC.



                                           By: /s/ David E. Walsh
                                           -------------------------------------
                                           David E. Walsh
                                           President and Chief Executive Officer


Date:  August 20, 2001