Form 10QSB
period 2001-09-30
PSA INC /NV
filed 2001-11-30
CIK 1065001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 19, 2001 - 72,886,362 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                    PSA, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2001               2

           Consolidated Statements of Operations for
           the three months ended September 30, 2001 and 2000                3

           Consolidated Statements of Operations for
           the nine months ended September 30, 2001 and 2000                 4

           Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2001 and 2000                 5

           Notes to Consolidated Financial Statements                       6-16

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             17-19

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               19-20

Item 2.    Change in Securities and Use of Proceeds                          21

Item 3.    Defaults Upon Senior Securities                                   21

Item 4.    Submission of Matters to a Vote of Security Holders               21

Item 5.    Other Information                                                 21

Item 6.    Exhibits and Reports on Form 8-K                                  21

SIGNATURES

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                           PSA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $     26,700
   Prepaid and other current assets                                           -
                                                                   -------------

     Total current assets                                                26,700

EQUIPMENT, net                                                           36,812
INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA                          6,253,845
OTHER ASSETS                                                            508,515
                                                                   -------------

     TOTAL ASSETS                                                  $  6,825,872
                                                                   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                        $  1,792,565
   Due to officer                                                       459,162
   Loans payable                                                              -
                                                                   -------------

     Total current liabilities                                        2,251,727
                                                                   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common Stock, $.001 par value, 75,000,000 shares
    authorized, 1,799,271 shares issued and outstanding                   1,799
   Additional paid-in capital                                        33,543,173
   Unearned compensation                                               (837,187)
   Accumulated deficit                                              (28,119,357)
   Less:  Treasury stock 4,250 shares                                   (14,283)
                                                                   -------------
     Total stockholders' equity                                       4,574,145
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,825,872
                                                                   =============


       See the accompanying notes to the consolidated financial statements

                           PSA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                         2001           2000
                                                     ------------   ------------

REVENUE - NET                                        $         -    $   344,790

OPERATING EXPENSES:
   Cost of revenues                                            -        262,262
   Selling, general and administrative                   591,790        713,908
   Software development                                        -         44,034
                                                     ------------   ------------

TOTAL OPERATING EXPENSES                                 591,790      1,020,204
                                                     ------------   ------------

INCOME (LOSS) FROM OPERATIONS                           (591,790)      (675,414)

OTHER INCOME (EXPENSE):
   Amortization of excess of cost price over net
     assets of business acquired                               -              -
   Interest income                                            28         20,982
   Other income                                                -              -
   Equity in income (loss) of
     unconsolidated affiliate - SMA                     (654,574)      (285,930)
                                                     ------------   ------------

TOTAL OTHER INCOME (EXPENSE)                            (654,546)      (264,948)
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                     (1,246,336)      (940,362)

PROVISION FOR INCOME TAXES                                     -              -
                                                     ------------   ------------

LOSS FROM CONTINUING OPERATIONS                       (1,246,336)      (940,362)

GAIN ON SALE OF DISCONTINUED OPERATIONS                4,348,432              -
LOSS FROM DISCONTINUED OPERATIONS                        (91,939)        (5,417)
                                                     ------------   ------------
NET INCOME (LOSS)                                    $ 3,010,157    $  (945,779)
                                                     ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
   From continuing operations                        $     (0.69)   $     (0.53)
   From discontinued operations                             2.36          (0.01)
                                                     ------------   ------------
                                                     $      1.67    $     (0.54)
                                                     ============   ============
WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                   1,799,271      1,756,474
                                                     ============   ============

       See the accompanying notes to the consolidated financial statements

                           PSA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                         2001           2000
                                                     ------------   ------------


REVENUE - NET                                        $    17,733    $   483,285

OPERATING EXPENSES:
   Cost of revenues                                        8,566        445,596
   Selling, general and administrative                 2,297,535      4,258,142
   Software development                                        -        133,954
                                                     ------------   ------------

TOTAL OPERATING EXPENSES                               2,306,101      4,837,692
                                                     ------------   ------------

LOSS FROM OPERATIONS                                  (2,288,368)    (4,354,407)

OTHER INCOME (EXPENSE):
   Amortization of excess of cost price over net
     assets of business acquired                          (3,000)             -
   Cost of acquisition of Canticle Corporation                 -       (700,000)
   Net realized gain (loss) on sale of securities       (162,961)       277,368
   Interest income, net                                    5,069        133,103
   Other income                                           12,916              -
   Equity in income (loss) of unconsolidated
      affiliate - SMA                                 (1,535,188)      (255,845)
                                                     ------------   ------------

TOTAL OTHER INCOME (EXPENSE)                          (1,683,164)      (545,374)
                                                     ------------   ------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                     (3,971,532)    (4,899,781)

PROVISION FOR INCOME TAXES                                     -              -
                                                     ------------   ------------

LOSS FROM CONTINUING OPERATIONS                       (3,971,532)    (4,899,781)

GAIN ON SALE OF DISCONTINUED OPERATIONS                4,348,432              -
LOSS FROM DISCONTINUED OPERATIONS                       (695,905)       (67,592)
                                                     ------------   ------------

NET INCOME (LOSS)                                    $  (319,005)   $(4,967,373)
                                                     ============   ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
   From continuing operations                        $     (2.21)   $     (2.88)
   From discontinued operations                             2.03          (0.04)
                                                     ------------   ------------
                                                     $     (0.18)   $     (2.92)
                                                     ============   ============
WEIGHTED AVERAGE SHARES
     OUTSTANDING - BASIC AND DILUTED                   1,799,289      1,701,704
                                                     ============   ============


       See the accompanying notes to the consolidated financial statements


                           PSA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                   2001            2000
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $   (319,005)   $ (4,967,373)
   Adjustments to reconcile net loss
   to net cash used in operating activities
   from continuing operations:
     Equity (income) loss in unconsolidated affiliate - SMA      1,535,188         255,845
     (Gain) loss from discontinued operations                   (3,652,527)         67,592
     Cost of acquisition of Canticle Corporation                         -         700,000
     Depreciation and amortization                                   8,500           4,283
     Amortization of unearned compensation                         213,750         213,750
     Amortization of excess of cost price over net
       assets of business acquired
     Write-off of asset                                            517,500               -
     (Gain) loss on sale of marketable securities                  162,961        (277,368)
   (Increase) decrease in:
     Other non-current assets                                     (197,500)              -
   Increase (decrease) in:
     Accounts payable and accrued liabilities                       86,133          42,436
     Due to/from officers                                          459,162          (6,158)
                                                              -------------   -------------
Net cash used in operating activities                           (1,185,838)     (3,966,993)
                                                              -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                           (10,804)        (21,254)
   Equity investment in SMA                                              -      (5,050,000)
   Expenditures for acquisition                                          -        (612,000)
   Payments for capitalized software costs                               -        (517,500)
   Purchase of marketable securities                                     -      (1,397,305)
   Proceeds from sale of marketable securities                     289,005       2,112,447
   Other assets                                                          -        (201,515)
                                                              -------------   -------------
Net cash provided by (used in) investing activities                278,201      (5,687,127)
                                                              -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                -      10,434,456
   (Payments of) proceeds from loans payable, net                  (88,686)              -
   Purchase of treasury stock                                      (14,283)              -
                                                              -------------   -------------
Net cash provided by financing activities                         (102,969)     10,434,456
                                                              -------------   -------------

CASH USED IN DISCONTINUED OPERATIONS                                98,452        (784,488)
                                                              -------------   -------------
NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                           (912,154)         (4,152)
CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                             938,854       1,183,289
                                                              -------------   -------------
   END OF PERIOD                                              $     26,700    $  1,179,137
                                                              =============   =============

       See the accompanying notes to the consolidated financial statements

                           PSA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by PSA, Inc. and subsidiaries (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the Company's consolidated audited financial statements and related footnotes for the year ended December 31, 2000 included in the Company's annual report on Form 10-KSB.

The Company was incorporated in the state of Nevada in 1985. Formerly known as American Telecommunications Standard International, Inc. ("ATSI"), the Company completed its merger with PSA, Inc., a California corporation ("PSA of California"), in April 1998. In connection with the merger, ATSI changed its name to the Company's present name.

The Company is a holding company for entities comprising its proposed broad-based global electronic commerce ("E-Commerce") and Internet television broadcast ("T-Commerce"), video and television production and post production services, and airport and airline contract manpower services. The Company intends to acquire entertainment and aviation safety/security related companies that fit its acquisition portfolio criteria..

In conjunction with its business plan, the Company acquired a 34% equity interest of SMA Real Time Inc. during May 2000. SMA is a provider of a wide range of production and post-production services to companies that produce commercials, television programs, music videos and feature films.

On March 14, 2000, the Company completed the sale of 100% of the issued and outstanding stock of Pacific States Airline Services, Inc. ("PSAS") to a former member of the Board of Directors of the Company. PSAS is an airport/airline service company providing skycap services at various airports in the United States.

Also during the year ended December 31, 2000, the Company acquired 100% of the outstanding stock of three travel companies for cash and shares of its common stock. However, general economic conditions and the impact of the terrorist attacks of September 11th on the travel industry, resulted in the divesture of the Company's tour and airline subsidiaries in September 2001.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1 - BASIS OF PRESENTATION, CONTINUED

On September 26, 2001, the Company completed the sale of 100% of the issued and outstanding stock of Royal International Tours, Inc.("Royal"), a wholly-owned subsidiary of PSA. Royal is a travel tour operator specializing in tours for Europeans visitors to the United States. The purchaser of Royal was John D. Williams, a former member of the board of directors of PSA. Pursuant to the terms of the agreement, the Company is to receive $250,000 payable within 18 months after September 26, 2001 and to be secured by 312,500 shares of the Company's Common Stock otherwise issuable to Mr. Williams for the purchase by the Company of 100% of PSAS, see Note 10. The Company has established a 100% allowance against this $250,000 receivable.

On September 28, 2001, the Company amended the sale of Royal to include the sale of 100% of the issued and outstanding stock of Jet Vacations International, Inc. ("Jet"), a travel tour operator that sold western European vacations. Pursuant to the terms of the amendment, the sale of the Jet shares shall be included in the consideration and obligations of the Royal transaction, as described above.

On September 26, 2001, the Company completed the sale of 80% of the issued and outstanding stock of PSAZZ Air, Inc. ("PSAZZ Air"), an inactive airline majority-owned subsidiary. The purchaser of PSAZZ Air was John D. Williams, a former member of the board of directors of PSA. Pursuant to the terms of the agreement, PSA is to receive $1,000,000 payable within 18 months after September 26, 2001 and to be secured (along with Mr. Williams' obligation to pay to the Company $250,000 for Royal and Jet, as describe above) by 312,5000 shares of the Company's Common Stock otherwise issuable to Mr. Williams for the purchase by the Company of 100% of PSAS, (see Note 10). The Company has established a 100% allowance against this $1,000,000 receivable.

Accordingly, the Company has accounted for the operations of Royal, Jet and PSAZZ Air as discontinued operations.


Going Concern
-------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, for the nine months ended September 30 2001, the Company incurred net loss from continuing operations of $3,971,532 and as of September 30, 2001, had an accumulated deficit of $28,119,357 and a working capital deficiency of $2,225,027. The Company is in arrears on a majority of its payables and accrued liabilities. The Company has limited finances and requires additional funding in order to accomplish its growth objectives and marketing of its products and services. There is no assurance that the Company can reverse its operating losses or that it can raise additional capital to allow it to expand its planned television and Internet operations. There is also no assurance that even if the Company manages to obtain adequate funding to complete any contemplated acquisition, such acquisition will succeed in enhancing the Company's business and will not ultimately have an adverse effect on the Company's business and operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 1 - BASIS OF PRESENTATION, CONTINUED

The Company funded its operations during 1999 and 2000 through sales of its common stock resulting in net proceeds to the Company of $2,901,025 in 1999 and $11,232,668 in 2000. The common stock was sold in private transactions in reliance on various exemptions from the registration requirements of the Securities Act. The Company is exploring other financing alternatives, including private placements and public offerings. On July 13, 2001 the Company extended a Rights Offering to its existing investors who had previously purchased shares of Common Stock from the Company pursuant to exemptions under provisions of the Securities Act of 1933, as amended. The Rights Offering provides for the subscription of up to 31 million Units at $0.50 per Unit, each Unit consisting of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock. The Rights Offering concluded on September 28, 2001. The Company has issued 22,000,000 shares of Common stock to be held in escrow pending completion of Rights Offering transaction.

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

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of September 30, 2001, the Company had no potentially dilutive securities outstanding.

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

Royal International Tours, Inc.
-------------------------------
On March 6, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Royal International Tours, Inc. ("Royal"), a travel tour operator, specializing in tours for European visitors to the United States. Royal's office is currently located in El Segundo, California. Pursuant to the terms of the Acquisition Agreement, the former sole shareholder of Royal received 3,919 shares of restricted common stock of the Company valued at $391,850 and cash of $382,000. On September 26, 2001, the Company sold 100% of the issued and outstanding stock of Royal. See Note 1.

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

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE  4 - ACQUISITIONS, CONTINUED

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $30,000 and is being amortized on a straight-line basis over 5 years. The accompanying consolidated financial statements include the operations of Travel from the date of acquisition, March 15, 2000

Jet Vacations International Inc.
--------------------------------
On November 30, 2000, the Company completed the acquisition of 100% of the issued and outstanding stock of Jet Vacations International, Inc. ("Jet"). Jet, a Florida corporation, is a wholesaler of travel products specializing in Western European destinations. Pursuant to the terms of the acquisition agreement, the former shareholders of Jet received 12,130 shares of restricted common stock of the Company. On September 26, 2001, the Company sold 100% of the issued and outstanding stock of Royal. See Note 1.

The merger with Jet constituted tax-free reorganizations and has been accounted for as pooling-of-interests transaction.

New York Network, LLC - Pending Acquisition
-------------------------------------------
On August 25, 2000, the Company entered into a purchase agreement to acquire 100% of the membership units of New York Network, LLC ("NYN"). Pursuant to the terms of the purchase agreement, the former members of NYN will receive common stock equal to $5,000,000. The number of shares of common stock to be issued in consideration to the members will be based on the five-day average stock closing price of the Company's common stock preceding consummation of the acquisition. Subject to certain conditions of the acquisition agreement, the Company shall provide a loan to NYN to be used for operational expenses up to a maximum of $388,000. As of September 30, 2001, the Company advanced NYN $362,000 and is reflected in other assets on the accompanying balance sheet. Consummation of the acquisition is subject to, among other things, the approval of the Federal Communications Commission ("FCC") to this transaction which was granted on June 23, 2001, the transfer to the Company of all FCC licenses currently owned by NYN, completion of an audit of NYN's financial statements and the completion of a due diligence review. As of September 30, 2001, the agreement has not been consummated.

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

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE  4 - ACQUISITIONS, CONTINUED

Victory Entertainment Corp. - Pending Acquisition
-------------------------------------------------
On October 4, 2001, the Company executed a Letter of Intent to acquire Victory Entertainment Corp, ("Victory"). Pursuant to the terms of Letter of Intent, The Company plans to acquire 100% of the issued and outstanding stock of Victory and assume certain debts in exchange for registered Common Stock shares of the Company. Total consideration, including debt assumption, is $25 million, subject to materiality adjustments. A formula for determining the exchange ratio of stock will be included in the acquisition agreement. Consummation of the acquisition is subject to, among other things, the approval of this transaction the Federal Trade Commission ("FTC"). As of November 19, 2001, the agreement has not been consummated.

Victory Entertainment Corp. is a diversified, global multimedia company specializing in live action and animated television productions, special effects, graphic design and worldwide television distribution. Current projects include THE DOOLEY AND PALS SHOW, a children's television series, SK8RATZ, an animated show for children, and ED MCMAHON'S NEXT BIG STAR program, that has integrated McMahon's NEXTBIGSTAR.COM website with a series of television talent competitions.

The acquisition of Victory is part of the Company's television production, post production and content distribution business concept. When complete the acquisition will be accounted for as a purchase under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon the fair values the date of the acquisition is consummated.

U.S.Dental, Inc. - Pending Acquisition
--------------------------------------
On September 28, 2001, the Company entered into a purchase agreement to acquire 100% of the issued and outstanding shares of U. S. Dental, Inc. ("US Dental"). Pursuant to the terms of the purchase agreement, the shareholders of US Dental will receive 750,000 shares of common stock of the Company in exchange for 5,131,250 shares of common stock of US Dental. The total consideration is equal to $3,000,000. Consummation of the acquisition is subject to, among other things, completion of an audit of US Dental's financial statements and the completion of a due diligence review. As of November 19, 2001, the agreement has not been consummated.

US Dental is a holding company created to acquire, consolidate and manage an integrated network of affiliated general and specialized dental practices. US Dental currently provides management services for dental practices in New York, with expansion plans in other geographically targeted markets in the United States and Europe. The marketing and advertising of US Dental affiliated practices are chiefly provided by television commercials.

The acquisition of US Dental is also part of the Company's television production, post production and content distribution business concept. When complete the acquisition will be accounted for as a purchase under which the purchase price will be allocated to the acquired assets and assumed liabilities based upon the fair values the date of the acquisition is consummated.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE  5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE - SMA

Pursuant to an agreement on May 4, 2000, the Company acquired a 34% interest in S.M.A. Real Time Inc. ("SMA") for $5 million in cash and 51,774 shares of its common stock, valued at approximately $5 million. The Company's investment in SMA has been accounted for under the equity method of accounting commencing with May 4, 2000. Included in the carrying amount of the SMA investment is goodwill, net of accumulated amortization, totaling $6,045,442 at September 30, 2001, which is being amortized over 10 years.

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

Summarized balance sheet as of September 30, 2001 is as follows:

                  Total assets                           $     6,059,114
                  Total liabilities                      $     4,527,247
                  Total stockholders' equity             $     1,531,867

Summarized results of operation for the nine months ended September 30, 2001 are as follows:

                  Revenue                                $     5,412,681
                  Loss from operations                   $    (2,957,510)
                  Net loss                               $    (3,073,580)


NOTE  6 - CAPITALIZED SOFTWARE COSTS

On March 30, 2000, the Company entered into a software license and services agreement with Datalex Limited, a company located in Dublin, Ireland. The agreement calls for the Company to license certain computer software pertaining to its tour and travel operations for Internet reservations for a five-year period. During the three months ended September 30, 2001, the Company wrote off the capitalized software costs of $1,725,000, including a deposit of $517,500 and accrued costs of $1,207,500. This resulted in a charge to earnings of $517,500. On July 30, 2001, the Company sent a breach of contract notice to Datalex (see Note 9).

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE  7 - OTHER ASSETS

Other assets as of September 30, 2001 consisted of the following:


         Investment in Execute Direct.com, Inc. ("EDC") (i)         $ 120,009
         Advances to NYN (ii)                                         362,000
         Excess of the cost of Travel Treasures, Inc.
           over the net assets acquired - net of
           accumulated amortization of $10,500                         20,000
         Deposits                                                       6,506
                                                                    ----------
              Total                                                 $ 508,515
                                                                    ==========

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

(ii) In connection with the acquisition discussed in Note 4, the Company advanced NYN $362,000 as of September 30, 2001.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2001 consist of the following:


         Accounts payable                                    $     1,044,706
         Accrued claims and litigation settlements                   245,000
         Other                                                       502,859
                                                             ----------------
                                                             $     1,792,565
                                                             ================

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9 - COMMITMENTS AND CONTINGENCIES

As of September 30, the Company was involved in the following legal disputes.

PSA, INC.
---------

HAWKINS V. PSA, INC. ET AL., Superior Court of Los Angeles County, California, Case No. YC033477. On October 16, 1998, Frankie and Harry Hawkins filed a complaint against the Company and others, alleging breach of contract and fraud, and rescission of the Company's agreement to purchase Frankie Hawkins' controlling share of Pacific States Airlines Services, Inc. (PSAS). PSAS filed for bankruptcy protection in April 2000. The complaint against the Company was previously dismissed by the court, but reinstated in February 2001. The Court has similarly allowed the Company's cross-complaint against Frankie Hawkins for misrepresentations and resultant damages in connection with the acquisition of PSAS. A confidential settlement was reached in this matter on September 26, 2001.

MEYER GROUP LTD., ET AL., V. DOUGLAS T. BEAVER, ET AL., Superior Court of Orange County, California, Case No. 775680. Defendant Robert E. Thompson filed a cross-complaint against multiple individuals and entities, including American Telecommunications Standards International, Inc. (ATSI), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Mr. Thompson alleges that he was fraudulently induced by ATSI and others to invest money in various ventures, both related and unrelated to ATSI. In July 1998, Mr. Thompson amended his cross-complaint to include the Company as successor to ATSI. The Company believes this claim is without merit, and is vigorously defending the cross-complaint. On November 7, 2000, Mr. Thompson filed a separate, but related action against the Company in the Orange County Superior Court, alleging substantially identical causes of action as those found in the cross-complaint in the Meyer v. Beaver case. Since the claims therein are redundant, the Company expects that case to be dismissed in the near future. Trial is set for November 27, 2001.

OKOTURO, ET AL. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC 233822. In August 2000, a suit was filed against the Company by Richard Okoturo, an individual, and Richard Okoturo, doing business as Sammoric Financial Co., alleging breach of contract for accounting services allegedly provided and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. A confidential settlement was reached in this matter on October 19, 2001.

STOCK V. PSA, INC., District Court of Clark County, Nevada, A424877. In September 2000, James Stock d/b/a Stock Enterprises filed a complaint against the Company, claiming unspecified damages. The Company is negotiating a resolution of Mr. Stock's claim.

ROBERT ROSEN ETC. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC246441. A complaint was filed in March 2001 against PSA for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation. That action has been transferred to mediation and binding arbitration before Judicial Arbitration and Mediation Services (JAMS). The Company has filed a counterclaim against the claimant. An arbitration hearing is currently scheduled for December 11, 2001.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED

PSAZZ AIR, INC. (PSAZZ)

A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case was reduced to a judgment of approximately $46,000. The trustee filed a release of judgment lien on November 14, 2001.

PSAZZ.COM, INC. V. DATALEX, The Company, through legal counsel, made a written demand against Datalex that it breached a written agreement whereby Datalex was to provide several booking engines for PSAZZ.com's reservation systems. The Company has demanded that Datalex return, at a minimum, $517,500 paid for the first installment under the contract since the booking engines did not work and have not functioned for the purposes Datalex marketed them to the Company. Datalex has not responded to PSA's demand. Subsequently, the Company learned that Datalex has filed an action in the United States District Court for the Central District of California against the Company for breach of contract claiming that the Company owes the balance of the contract price (of approximately $1.3 million). The Company filed a counterclaim for the fees previously paid to Datalex and for damages the Company has suffered as a result of the failure of Datalex's software. The Company is awaiting Datalex's response to the counterclaim.

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


NOTE 10 - SUBSEQUENT EVENTS

On October 5, 2001, we completed the acquisition of 100% of the issued and outstanding stock of Pacific States Airline Services, Inc. an airport/airline services company currently providing skycap services at various airports in the United States. We had previously owned PSAS and sold 100% of the issued and outstanding stock of PSAS on March 14, 2000. PSAS's office is located in El Segundo, California. Pursuant to the terms of the Acquisition Agreement, the former shareholder of PSAS received 625,000 shares of our restricted common stock as consideration for 100% of PSAS. Of the 625,000 shares of our common stock issued in this transaction, 312,500 shares are being retained by us as security for Mr. Williams' obligation to pay an aggregate $1,250,000 to us for the purchase of 100% of Royal, Jet and PSAZZ Air, (see Note 1).

An established airline and airport service company with prior experience in security and operational functions, PSAS will initiate a marketing and service expansion program, which will adapt to the changes in airport and airline security arising from the September 11, 2001 tragedy. The acquisition of PSAS is part of our restructuring, consolidation and diversification plans.

                           PSA, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 10 - SUBSEQUENT EVENTS, CONTINUED

On October 5, 2001, the Company completed the acquisition of the remaining 20% of the issued and outstanding stock of seven (7) of its subsidiaries and 100% of David E. Walsh's rights, title and interest in and to his intellectual and property rights that Mr. Walsh owns in the technology of integrating broadband television content and distribution with interactive Internet capabilities and applications, (collectively, the "Walsh Technology Rights") in exchange for 49,087,091 restricted shares the Company's Common Stock. Pursuant to the terms of the Stock and Asset Exchange Agreement, David E. Walsh, Chairman and CEO of the Company exchanged his 482,000 shares of the subsidiaries and the Walsh Technology Rights for 49,087,091 restricted shares of the Company's Common Stock.

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

Prior to September 30, 2001, we disposed of our tour operating subsidiaries and airline subsidiary due to economic conditions that were exacerbated by the terrorist attacks of September 11. As a result of the Datalex litigation (see
Note 9), we wrote off our contract. We have accounted for the disposition of these subsidiaries as discontinued operations and, accordingly, all prior period financial statements have been restated.

On September 26, 2001, we completed the sale of 100% of the issued and outstanding stock of Royal International Tours, Inc., a wholly-owned subsidiary. Royal is a travel tour operator specializing in tours for Europeans visitors to the United States. The purchaser of Royal was John D. Williams, a former member of our board of directors. Pursuant to the terms of the agreement, we are to receive $250,000 payable within 18 months after September 26, 2001 and to be secured by 312,500 shares of our common stock otherwise issuable to Mr. Williams for the purchase by us of 100% of Pacific States Airline Services, Inc. We have established a 100% allowance against this $250,000 receivable.

On September 28, 2001, the Company amended the sale of Royal to include the sale of 100% of the issued and outstanding stock of Jet Vacations International, Inc. ("Jet"), a major tour operator that sold western European vacations. Pursuant to the terms of the amendment, the sale of the Jet shares shall be included in the consideration and obligations of the Royal transaction. See Note 1.

The operations conducted by Royal and Jet had recently experienced significant loss of revenues and increased operating losses. These conditions were further exacerbated by the September 11, 2001 tragedy. The sale of these tour operations allow us to focus on our entertainment content and distribution plans.

On September 26, 2001, we completed the sale of 80% of the issued and outstanding stock of PSAZZ Air, Inc., an inactive airline majority-owned subsidiary. The purchaser of PSAZZ Air was John D. Williams, a former member of our board of directors. Pursuant to the terms of the agreement, we are to receive $1,000,000 payable within 18 months after September 26, 2001 and to be secured (along with Mr. Williams' obligation to pay to us $250,000 for Royal, as describe above) by 312,5000 shares of our common stock otherwise issuable to Mr. Williams for the purchase by PSA of 100% of Pacific States Airline Services, Inc. We have established a 100% allowance against this $1,000,000 receivable.

Our ability to implement our PSAZZ Air business plan has been delayed for the last two years due to continuing legal issues with Mr. Michael Dupont, an airline shareholder. The impact of the September 11, 2001 tragedy on the airline industry has further inhibited activation of PSAZZ Air. The sale will enable us to concentrate on our restructuring, consolidation and diversification plans.

On October 5, 2001, we completed the acquisition of 100% of the issued and outstanding stock of Pacific States Airline Services, Inc. an airport/airline services company currently providing skycap services at various airports in the United States. We had previously owned PSAS and sold 100% of the issued and outstanding stock of PSAS on March 14, 2000. PSAS's office is located in El Segundo, California. Pursuant to the terms of the Acquisition Agreement, the former shareholder of PSAS received 625,000 shares of our restricted common stock as consideration for 100% of PSAS. Of the 625,000 shares of our common stock issued in this transaction, 312,500 shares are being retained by us as security for Mr. Williams' obligation to pay an aggregate $1,250,000 to us for the purchase of 100% of Royal, Jet and PSAZZ Air, as described above.

An established airline and airport service company with prior experience in security and operational functions, PSAS will initiate a marketing and service expansion program, which will adapt to the changes in airport and airline security arising from the September 11, 2001 tragedy. The acquisition of PSAS is part of our restructuring, consolidation and diversification plans.

On October 5, 2001, we completed the acquisition of the remaining 20% of the issued and outstanding stock of seven (7) of our subsidiaries and 100% of David
E. Walsh's rights, title and interest in and to his intellectual and property rights that Mr. Walsh owns in the technology of integrating broadband television content and distribution with interactive Internet capabilities and applications, (collectively, the "Walsh Technology Rights") in exchange for 49,087,091 shares of our restricted common stock. Pursuant to the terms of the Stock and Asset Exchange Agreement, David E. Walsh, our Chairman and CEO exchanged his 482,000 shares of the subsidiaries and the Walsh Technology Rights for 49,087,091 shares of our restricted common stock.

As part of our restructuring, consolidation and diversification plans, our board of directors approved the consolidation of ownership to simplify and facilitate pending and future merger and acquisition activity, and to implement and utilize the Walsh Technology Rights in future plans.

We have accounted for the disposition of our operating subsidiaries as discontinued operations in the accompanying financial statements and the prior year financial statements have been restated to reflect these discontinued operations. The operating expenses of our continuing operations consist principally of legal and other professional fees and salaries of employees of the holding company. During the quarter ended September 30, 2001 we also took a charge of $517,500 offset by a reduction in the reserve for litigation.

On March 30, 2000, we entered into a software license and services agreement with Datalex Limited, a company located in Dublin, Ireland. The agreement calls for us to license certain computer software pertaining to our tour and travel operations for Internet reservations for a five-year period. During the three months ended September 30, 2001, we wrote off the capitalized software costs of $1,725,000, including a deposit of $517,500 and accrued costs of $1,207,500. This resulted in a charge to earnings of $517,500. On July 30, 2001, we sent a breach of contract notice to Datalex (see Part II, Item 1. Legal Proceedings).

LIQUIDITY AND CAPITAL RESOURCES

We funded our operations principally by slowing payments to vendors and by advances from our CEO. In order for us to continue in existence, we plan to raise additional capital from the sale of equity through the Rights Offering and other private placements.

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


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

As of September 30, the Company was involved in the following legal disputes.

PSA, INC.
---------

HAWKINS V. PSA, INC. ET AL., Superior Court of Los Angeles County, California, Case No. YC033477. On October 16, 1998, Frankie and Harry Hawkins filed a complaint against the Company and others, alleging breach of contract and fraud, and rescission of the Company's agreement to purchase Frankie Hawkins' controlling share of Pacific States Airlines Services, Inc. (PSAS). PSAS filed for bankruptcy protection in April 2000. The complaint against the Company was previously dismissed by the court, but reinstated in February 2001. The Court has similarly allowed the Company's cross-complaint against Frankie Hawkins for misrepresentations and resultant damages in connection with the acquisition of PSAS. A confidential settlement was reached in this matter on September 26, 2001.

MEYER GROUP LTD., ET AL., V. DOUGLAS T. BEAVER, ET AL., Superior Court of Orange County, California, Case No. 775680. Defendant Robert E. Thompson filed a cross-complaint against multiple individuals and entities, including American Telecommunications Standards International, Inc. (ATSI), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998. Mr. Thompson alleges that he was fraudulently induced by ATSI and others to invest money in various ventures, both related and unrelated to ATSI. In July 1998, Mr. Thompson amended his cross-complaint to include the Company as successor to ATSI. The Company believes this clam is without merit, and is vigorously defending the cross-complaint. On November 7, 2000, Mr. Thompson filed a separate, but related action against the Company in the Orange County Superior Court, alleging substantially identical causes of action as those found in the cross-complaint in the Meyer v. Beaver case. Since the claims therein are redundant, the Company expects that case to be dismissed in the near future. Trial is set for November 27, 2001.

OKOTURO, ET AL. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC 233822. In August 2000, a suit was filed against the Company by Richard Okoturo, an individual, and Richard Okoturo, doing business as Sammoric Financial Co., alleging breach of contract for accounting services allegedly provided and claiming $27,100, plus 100,000 shares of the Company's stock for services rendered. A confidential settlement was reached in this matter on October 19, 2001.

STOCK V. PSA, INC., District Court of Clark County, Nevada, A424877. In September 2000, James Stock d/b/a Stock Enterprises filed a complaint against the Company, claiming unspecified damages. The Company is negotiating a resolution of Mr. Stock's claim.

ROBERT ROSEN ETC. V. PSA, INC., ET AL., Superior Court of Los Angeles County, California, Case No. BC246441. A complaint was filed in March 2001 against PSA for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation. That action has been transferred to mediation and binding arbitration before Judicial Arbitration and Mediation Services (JAMS). The Company has filed a counterclaim against the claimant. An arbitration hearing is currently scheduled for December 11, 2001.

PSAZZ AIR, INC. (PSAZZ)
-----------------------

A suit was filed by the Trustee for Air 21 Bankruptcy Estate against PSAZZ in the U.S. Bankruptcy Court, Eastern District of California, Case No. 97-10084-B-7. During September 1999, this case was reduced to a judgment of approximately $46,000. The trustee filed a release of judgment lien on November 14, 2001.

PSAZZ.COM, INC. V. DATALEX, The Company, through legal counsel, made a written demand against Datalex that it breached a written agreement whereby Datalex was to provide several booking engines for PSAZZ.com's reservation systems. The Company has demanded that Datalex return, at a minimum, $517,500 paid for the first installment under the contract since the booking engines did not work and have not functioned for the purposes Datalex marketed them to the Company. Datalex has not responded to PSA's demand. Subsequently, the Company learned that Datalex has filed an action in the United States District Court for the Central District of California against the Company for breach of contract claiming that the Company owes the balance of the contract price (of approximately $1.3 million). The Company filed a counterclaim for the fees previously paid to Datalex and for damages the Company has suffered as a result of the failure of Datalex's software. The Company is awaiting Datalex's response to the counterclaim.

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

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

Current Report on Form 8-K dated September 26, 2001 filed with the Securities and Exchange Commission on October 11, 2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PSA, INC.



                                           By: /s/ David E. Walsh
                                              ----------------------------------
                                           David E. Walsh
                                           President and Chief Executive Officer


Date:  November 27, 2001