Form 10-K
period 2008-12-31
PSA INC /NV
filed 2010-03-15
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008	Commission File No. 0-29627

PSA, Inc.

Nevada	88-0212662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Brickell Drive, Suite 1024, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 542-2318
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ or No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ or No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ or No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  or  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was $198,049 based on a closing bid quotation on the OTC Bulletin Board on that date of $.01 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of December 31, 2008 a total of 43,539,291 of the registrant’s common stock was outstanding.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

Documents Incorporated By Reference
None

PSA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements.  All statements other than statement of historical facts contained in this Form 10-K, including statement regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. The words “believe,”, “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based on these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual report on Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.   New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance.  We cannot assure you that the events and circumstances reflected in forward-looking statements will be achieved or occur.  Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.  Business

General

On October 16, 2009 PSA changed its name to Shearson American REIT, Inc. (SART-I). SART-I intends to be a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate.

We will invest primarily in institutional-quality multi-use, multi-family properties located throughout the United States. In addition, we may invest in other real estate investments including, but not limited to, properties outside of the United States, mortgage loans and ground leases. We currently have no direct or indirect interests in any properties.

Prior to September 11, 2001, PSA, Inc. (PSA) was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services, including an e-commerce platform for purchasing travel services.

PSA has been inactive since 2001. The events of September 11, 2001 caused significant damage to the ability of PSA and its subsidiaries to continue in business beyond that date.  The company’s largest asset, an investment in its subsidiary S.M.A. Real Time Inc., was located blocks from ground zero and filed for bankruptcy in 2003 and was ultimately liquidated in 2005 without any recovery to PSA.

PSA’s operations in the international tour and travel business were closed or sold. The subsidiaries, Royal International Tours, Inc., Travel Treasures, Inc., Jet Vacations, PSAZZ Travel, Inc., PSA Europe AG, PSAZZ TV, Inc., PSAZZ Network, Inc., PSA Air, Inc. were closed down without any benefit realized by the Company.

The Company had a pending contract with New York Network, LLC which would have included ten low power television licenses under the call sign WBVT-TV, another with Victory Entertainment Corp. and finally a contract with U.S. Dental, Inc.  The Company was unable to complete these acquisitions and any contract cost or advances made towards the acquisitions were lost. None of the Company’s common stock that was planned a part of the consideration for the purchase was issued.

The Company has previously reported that it had completed the sale of 80% of the issued and outstanding stock of PSAZZ Air, Inc. (“PSAZZ Air”), an inactive airline majority-owned subsidiary.  The purchaser of PSAZZ Air was John D. Williams, who at the time of purchase was a former Board Member of PSA.  Pursuant to the agreement, PSA was to receive $1,000,000 payable within 18 months and to be secured by 312,500 shares of the Company’s Common Stock otherwise issuable to Mr. Williams for the purchase by the Company of 100% of PSAS.  Once the full effect of the events of September 11, 2001 were fully understood the Company unwound this transaction, including the issuance of the Company’s 312,500 shares of the Company’s Common Stock previously noted.

Employees

The Company has one employee, John Williams, CEO and CFO. Mr. Williams currently devotes a portion of his time to his duties with PSA while devoting his remaining time to his other business affairs.

ITEM 1A.  Risk Factors

We have no assets and no source of revenue.

We have no assets and have had no revenue since 2001, nor will we receive any operating revenues until we complete an acquisition, reorganization, merger or successfully develop our REIT business. We can provide no assurance that any acquired business or property will produce any material revenues for the Company or its stockholders or that any such business or property will operate on a profitable basis.  We can provide no assurance that we can obtain a REIT tax status.

There is an absence of substantive disclosure relating to our prospective new businesses.

Because we have not yet identified any assets, property or business that we may acquire or develop, our current stockholders and potential investors in the Company have virtually no substantive information about any such new business upon which to base a decision whether to invest in the company. We can provide no assurance that any investment in the Company will ultimately prove to be favorable. In any event, stockholders and potential investors will not have access to any information about any new business until such time as a transaction is completed and we have filed a report with the SEC disclosing the nature of such transaction and/or business.

If an acquisition is consummated, stockholders will not know its structure and will likely suffer dilution.

Our management has no arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether further acquisitions would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because we have limited resources as of the date hereof, such acquisition is more likely to involve the issuance of our Company stock.

We currently have 75,000,000 authorized shares of common stock. As of the date of this report, we have 43,539,291 shares of common stock outstanding. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

Management devotes insignificant time to activities of the Company.

The Company’s sole manager is not required to and do not devote his full time to the affairs of the Company. Because of his time commitments to PSA, as well as the fact that we have no business operations, our manager anticipates that he will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable acquisition target business or property to acquire to develop.

PSA’s beneficial owners or their affiliates may have conflicts of interest.

Although we have not identified any potential acquisition target or new business opportunities, the possibility exists that we may acquire or merge with a business or company in which beneficial owners or their affiliates may have an existing ownership interest. A transaction of this nature would present a conflict of interest for those parties with an ownership interest in both the Company and the entity to be acquired. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

There is significant competition for acquisition candidates.

Our management believes that there are numerous companies, most of which have greater resources than the Company does, that are also seeking merger or acquisition transactions. These entities will present competition to PSA in its search for a suitable transaction candidate, and we make no assurance that we will be successful in that search.

There is no assurance of continued public trading market and being a low priced security may affect the market value of stock.

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Description of Property

None

ITEM 3.  Legal Proceedings

At the time in 2001 when SART I became inactive, the Company was involved in the following legal proceedings:

With liability to the Company:

Meyer Group Ltd., et al., v. Douglas T. Beaver, et al.  Superior Court of Orange County, California, Case No. 775680.  Defendant Robert E. Thompson filed a cross-complaint against the Company and others, including American Telecommunications Standards International, Inc. (“ATSI”), with whom the Company entered into a stock exchange agreement and plan of reorganization on March 13, 1998.   Mr. Thompson alleges that he was fraudulently induced by ATSI and others to invest money in various ventures, both related and unrelated to the Company.  The Company believes the claims against ATSI to be without merit, and is vigorously defending the cross-complaint.  Mr. Thompson settled all claims against all other defendants except for the claim of breach of contract and conversion against ATSI, predecessor in interest to the Company.  A jury trial was conducted in December 2001 and a judgment entered against the Company for $100,501. As of the date of this filing the judgment remains unpaid.  The Company has recorded the liability and the interest accrued thereon.  A judgment may be executed upon for 10 years from the date of entry.  This time may be extended if the judgment creditor  refiles the judgment in the county it was originally issued in.

Without any liability to the Company:

Stock v. PSA, INC., District Court of Clark County, Nevada, A424877. In September 2,000, James Stock d/b/a Stock Enterprises filed a complaint against the Company, claiming unspecified damages. This claim has been settled.

Robert Rosen etc. v. PSAZZ ENTERTAINMENT, INC., et al., Superior Court of Los Angeles County, California, Case No. BC246441.  A complaint was filed in March 2001 against PSA for unpaid legal fees allegedly incurred in defending the Company in several pieces of litigation.  That action was transferred to mediation and binding arbitration before Judicial Arbitration and Mediation Services (JAMS).  This claim has been settled.

PSAZZ.COM, INC. V. DATALEX, United States District Court for the Central District of California, Case CV-01-06482.  The Company, through legal counsel, made a written demand against Datalex that it breached a written agreement whereby Datalex was to provide several booking engines for PSAZZ.com’s reservation systems. Subsequently, the Company learned that Datalex had filed an action in the United States District Court for the Central District of California against the Company for breach of contract claiming that the Company owes the balance of the contract price. The company filed a counterclaim for the fees previously paid to Datalex and for damages the Company has suffered as a result of the failure of Datalex’s software. These claims have been settled.

Zurlo v. PSA, INC. et al., Superior cour of Los Angeles Count California Cas N. SC064886.In January 2001, a suit was filed by Carment Zurlos and Brad Holcomb, alleging breach of contract and fraud. This claim has been settled.

As of the date of this filing the Company has no outstanding or pending litigation matters.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2008, PSA has an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 43,543,541 shares have been issued and 43,539,291shares are outstanding as of December 31, 2008.  No preferred stock has been authorized.

(b) Market Information.   The common stock of PSA is traded in the over-the-counter (“OTC”) market and quoted through the NASD OTC Bulletin Board under the symbol "PSAZ."  Historically, the level of trading in PSA’s common stock has been sporadic and limited and there is no assurance that a stable trading market will develop for its stock or that an active trading market will be sustained.

The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board for the quarterly periods of the calendar years indicated.  The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

2008	High	Low
First Quarter	$.001	$.001
Second Quarter	$.0001	$.0001
Third Quarter	$.0001	$.0001
Fourth Quarter	$.01	$.01

2007
First Quarter	$.001	$.001
Second Quarter	$.001	$.001
Third Quarter	$.001	$.001
Fourth Quarter	$.001	$.001

Shareholders

As of December 31, 2008 PSA had 43,539,291 shares of common stock outstanding held by approximately 643 shareholders of record.

Dividends

PSA has never declared or paid cash dividends on its Common Stock and anticipates that future earnings, if any, will be retained for development of its business.

Other

On December 20, 2001 the Company cancelled, retracted, revoked or otherwise rescinded the following prior approvals and authorizations:

1.	The Rights Offering to Existing Shareholders of 11,000,000 units consisting of one shares of common stock and one warrant as of September 30, 2001 since no proceeds had been received by the Company.

2.	Authorization of the issuance of 4,000,000 shares of restricted common stock to David E. Walsh for past services from May, 1994 to May, 1998.

3.	Authorization of the issuance of 2,730,000 shares of restricted common stock to David E. Walsh on May 20, 1998 for past services during the year 1997.

4.	Authorization for the issuance of 1,535,000 (pre-dividend) shares of restricted common stock to David E. Walsh on May 15, 1999 for past services during the year June, 1998 through May, 1999.

5.	Authorization for the issuance of 5,700,000 shares of restricted common stock to David E. Walsh on September 15, 1999 for services under a five year employment contract.

6.	Authorization of issuance of 49,087,091 shares of restricted common stock to David E. Walsh on October 5, 2001 for and in consideration for the remainder of Walsh ownership interests of equity in related subsidiaries.

7.	Authorization for the issuance of 5,300,000 shares of restricted common stock to the Walsh Family Irrevocable Trust on March 10, 1999 issued for loss of liquidity, dilution or loss of investment opportunity.

8.	Authorization for a one for twenty (1/20) reverse stock split of common stock on June 28, 2001.

9.	Authorization for a 200%, two for one (2/1), stock dividend on May 14, 1999.

10.	Authorization for a one for fifty reverse stock split of common stock on September 6, 1998.

11.	Authorization for the issuance of 1,516,667 shares to WBVT as the purchase contract was cancelled.

12.	Authorization for the issuance of 625,000 shares for the purchase of Pacific States Airline Services, Inc. as the contract was cancelled.

ITEM 6.  Selected Financial Data

Not applicable.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since PSA became inactive after the events of September 11, 2001 the Company has had no business operations, other than complying with its reporting requirements under the Exchange Act. In October, 2009 PSA changed its name to Shearson American REIT, Inc. (SART-I).  SART-I hopes to become a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate.

The following discussion of the financial condition and results of operations of PSA should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part 1 — Item 1A. Risk Factors.”

Results of Operations

For the year ended December 31, 2008 as compared to the year ended December 31, 2007, operations consisted of the following:

Revenues and Cost of revenues.  Since becoming inactive after the events of September 11, 2001, PSA has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  Since becoming inactive after the events of September 11, 2001, PSA has not generated any general and administrative expenses.

Other (expense) income. Interest expense of $17,787 and $16,170 was incurred for the years ended December 31, 2008 and 2007, respectively.  The interest expense incurred was accrued on an outstanding judgment of $100,501 against the Company.  Refer to Item 3, Legal Proceedings for the detail.

Liquidity and Capital Resources

PSA has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.  Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PSA, Inc.

We have audited the accompanying balance sheets of PSA, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity/ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSA, Inc. at December 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona

March 12, 2010

PSA, INC.
BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets:	$—	—
Total Assets	$—	—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued liabilities	$195,654	$177,867
Total Liabilities	195,654	177,867

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock - $.001 par value; 75,000,000 shares authorized;
43,543,541 shares issued and 43,539,291 shares outstanding as of December 31, 2008 and 2007	43,544	43,544
Paid-in capital	25,448,928	25,448,928
Retained deficit	(25,673,843)	(25,656,056)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(195,654)	(177,867)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of the financial statements.

PSA, INC
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007
Revenues	$—	$—
Operating Costs	—	—
Operating Income (Loss)	—	—

Other Expense:
Interest expense	(17,787)	(16,170)
Total Other Expense	(17,787)	(16,170)
Income (Loss) Before Income Taxes	(17,787)	(16,170)
Income Taxes	—	—
Net (Loss)	$(17,787)	$(16,170)

Per share data (basic and diluted):
Net (loss) per share	$(.00)	$(.00)

Weighted Average Number of Shares Outstanding (basic and diluted):	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

PSA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2007	43,543,541	$43,544	$25,448,928	$(25,639,886)	$(14,283)	$(161,697)

Net loss for the year ended December 31, 2007	—	—	—	(16,170)		(16,170)

Balance at December 31, 2007	43,543,541	43,544	25,448,928	(25,656,056)	(14,283)	(177,867)

Net loss for the year ended December 31, 2008	—	—	—	(17,787)		(17,787)

Balance at December 31, 2008	43,543,541	$43,544	$25,448,928	$(25,673,843)	(14,283)	$(195,654)

The accompanying notes are an integral part of the financial statements.

PSA, INC
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss)	$(17,787)	$(16,170)
Adjustments to reconcile net (loss) to net cash used in operating activities-
Changes in assets and liabilities
Accrued liabilities	17,787	16,170
Net cash used in operating activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of the financial statements.

PSA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization

Nature of the Company:

The Company changed its name in October, 2009 to Shearson American REIT, Inc. with the purpose of creating a development stage Real Estate Investment Trust.  The Company wishes to be a fully integrated Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate. We intend to invest primarily in institutional-quality multi-use and multi-family properties located throughout the United States. The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects.

Prior to the terrorist attack on the World Trade Centers in New York City on September 11, 2001, PSA, Inc. was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services,  including an e-commerce platform for purchasing travel services.  Most of the operations of the subsidiaries of the Company were located near the World Trade Center. As a result of the damage done to the Company’s subsidiaries and because of the decimation to the travel industry in general as a result of the event,  the Company discontinued its operations near the end of 2001. The subsidiaries ultimately either were liquidated through bankruptcy or closed without any return to the Company of its investment in these subsidiaries.

The largest subsidiary held by the company at the end of 2001, S.M.A. Real Time, Inc., declared bankruptcy in 2003 and was liquidated without any benefit to the Company in 2005.  The subsidiaries, Royal International Tours, Inc., Travel Treasures, Inc. and Jet Vacations were closed down without any benefit realized by the Company.

The Company had a pending contract with New York Network, LLC which would have included ten low power television licenses under the call sign WBVT-TV, another with Victory Entertainment Corp. and finally a contract with U.S. Dental, Inc.  The Company was unable to complete these acquisitions and any contract cost or advances made towards the acquisitions were lost.

Note 2.  Summary of Significant Accounting Polices and Use of Estimates.

Accounting Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Net Loss per Share:

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of basic and diluted earnings per share. The calculation of both basic and diluted earnings per share include the effects of the rescissions and retractions of certain previously authorized shares and stock splits as further detailed in Note 5. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.

Income taxes:

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes.

Going Concern

The Company has limited finances and requires additional funding in order to accomplish its business objectives.  There is no assurance that the Company can raise additional capital to allow it to achieve those business objectives.  There is also no assurance that even if the Company manages to obtain adequate funding, that such funding will succeed in enhancing the Company’s business and will not ultimately have an adverse effect on the Company’s business and operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2008 that are of significance, or potential significance, to us.

Note 3.  Accrued Liabilities

Accrued liabilities consist of the following:
	December 31,	December 31,
	2008	2007
Litigation judgment	$100,501	$100,501
Accrued interest on litigation judgment	95,153	77,366
Total accrued liabilities	$195,654	$177,867

Note 4.  Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2008 and 2007 are as follows:

	December 31,	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	1,675,796	1,668,682
Total deferred tax assets	1,675,796	1,668,682
Less: valuation allowance	(1,675,796)	(1,668,682)
Net deferred taxes	$—	$—

As of December 31, 2008 and 2007 the Company has net operating loss carryforwards of approximately $4,200,000. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

On January 1, 2007, the Company adopted the provisions of FIN 48. There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of December 31, 2008 or December 31, 2007, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

Note 5.  Stockholders’ Equity (Deficiency)

On December 20, 2001 the Company cancelled, retracted, revoked or otherwise rescinded the following prior approvals and authorizations:

The Rights Offering to Existing Shareholders of 11,000,000 units consisting of one share of common stock and one warrant as of September 30, 2001 since no proceeds had been received by the Company.

Authorization of the issuance of 4,000,000 shares of restricted common stock to David E. Walsh for past services from May, 1994 to
May, 1998.

Authorization of the issuance of 2,730,000 shares of restricted common stock to David E. Walsh on May 20, 1998 for past services during the year 1997.

Authorization for the issuance of 1,535,000 (pre-dividend) shares of restricted common stock to David E. Walsh on May 15, 1999 for past services during the year June, 1998 through May, 1999.

Authorization for the issuance of 5,700,000 shares of restricted common stock to David E. Walsh on September 15, 1999 for  services under a five year employment contract.

Authorization of issuance of 49,087,091 shares of restricted common stock to David E. Walsh on October 5, 2001 for and in  consideration for the remainder of Walsh ownership interests of equity in related subsidiaries.

Authorization for the issuance of 5,300,000 shares of restricted common stock to the Walsh Family Irrevocable Trust on March 10, 1999 issued for loss of liquidity, dilution or loss of investment opportunity.

Authorization for a one for twenty (1/20) reverse stock split of common stock on June 28, 2001.

Authorization for a 200%, two for one (2/1), stock dividend on May 14, 1999.

Authorization for a one for fifty reverse stock split of common stock on September 6, 1998.

Authorization for the issuance of 1,516,667 shares to WBVT as the purchase contract was cancelled.

Authorization for the issuance of 625,000 shares for the purchase of Pacific States Airline Services, Inc. as the contract was cancelled.

Note 6.  Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$—	$—	$—	$—
Operating Costs	—	—	—	—
Operating Income (Loss)	—	—	—	—
Interest expense	4,447	4,447	4,447	4,446
Other, net	4,447	4,447	4,447	4,446
Net (Loss)	(4,447)	(4,447)	(4,447)	(4,446)
Net (Loss) per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding (basic and diluted)	43,539,291	43,539,291	43,539,291	43,539,291

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Revenues	$—	$—	$—	$—
Operating Costs	—	—	—	—
Operating Income (Loss)	—	—	—	—
Interest expense	4,042	4,043	4,042	4,043
Other, net	4,042	4,043	4,042	4,043
Net (Loss)	(4,042)	(4,043)	(4,042)	(4,043)
Net (Loss) per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding (basic and diluted)	43,539,291	43,539,291	43,539,291	43,539,291

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As further detailed under Note 1, to the Financial Statements, The Company has been inactive since the events of September 11, 2001 and management has determined that internal control procedures under these circumstances are generally not applicable. However, the Company’s management does have the necessary process to assure that the disclosures by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are appropriate.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company does have the necessary process to provide that assurance. However, the Company has been inactive since the events of September 11, 2001 and management has determined that internal control procedures under these circumstances are generally not applicable.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

As further noted above, due to the inactivity of the Company, management has determined that internal control procedures under these circumstances are generally not applicable.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2008, there were no agreements or understandings for the officer or director to resign at the request of another person.

As of December 31, 2008, the officers and directors of the Company were:

Name:	Age	Position

John Williams	88	Chairman of the Board of Directors, CEO & CFO

John Williams.  Mr. Williams is Chairman and Chief Executive Officer, CFO & Director. He is also Managing Director of John Williams and Partners, an Architectural and Construction Management Firm and has been with the firm since 1958.  Mr. John Doss Williams, AIA/NOMA graduated from the University of Southern California with a Bachelor of Architecture Degree in 1955.  He is a member of the American Institute of Architects since 1958.  Among his most note worthy Design accomplishments have been The Bradley International Terminal (LAX) $125,000,000. The Willowbrook Shopping Center, and more than one hundred other projects from Redevelopment Projects to Master Planned Communities; which included working drawings for Mid-Rise to High-Rise Residential and Commercial, Schools, Government and Public Buildings.  Mr. Williams joined the Board of Directors of PSA, INC., in 1999.

Director Committees

Executive Committee:	Currently inactive as Company has one employee, John Williams, CEO
Audit Committee:	Currently inactive as Company has one employee, John Williams, CEO
Compensation Committee:	Currently inactive as Company has one employee, John Williams, CEO

Board of Directors and Committees

PSA's Board of Directors presently consists of one member, John Williams, Chairman and a Director. The Bylaws of PSA generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All employee and consultant compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the members of the Compensation Committee of PSA's Board of Directors. The Compensation Committee is currently inactive until such time as additional Directors are added to the Board of Directors.

The Audit Committee is authorized by the Board of Directors to review, with PSA's independent accountants, the annual financial statements of PSA prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants.  The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year.  The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of PSA. The Audit Committee is currently inactive until such time as additional Directors are added to the Board of Directors.

The Executive Committee was formed for the purpose of assisting PSA’s management with strategic decisions and acting as a liaison between PSA’s executive officers and the full Board of Directors.  The Executive Committee is currently inactive until such time as additional Directors are added to the Board of Directors.

Compliance with Section16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) requires PSA’s officers and directors, and persons who own more than ten percent (10%) of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Such persons are also required to furnish PSA with copies of all Section 16(a) forms they file.

Based solely on PSA’s review of the copies of those forms received by PSAZZ, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed, except for the Form 5 filings, which are yet to be made, and the Form 4 filing.

ITEM 11.  Executive Compensation

The following table sets forth certain compensation paid or accrued by PSA during the years ended December 31, 2006, December 31, 2007 and December 31, 2008 to its Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

Name	Position	Year	Salary	Bonus	Other Compensation

John Williams (1)	CEO, CFO	2006	$-0-
		2007	$-0-
		2008	$-0-

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the shareholdings, as of December 31, 2008, of PSA’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of the date of this Annual Report):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Trust (2) Principle Shareholder 540 Brickell Drive, #1024 Miami, Florida 33131	23,738,650	54.52%

John Williams CEO, Board of Directors Chairman 5777 W. Century Blvd. #1188 Los Angeles, California 90045	-0-	-0-

All Officers and Directors as a Group (2 persons)	23,738,650	54.52%

(1)           Percentages based upon 43,539,291 shares of the Company common stock outstanding as of December 31, 2008.

ITEM 13.  Certain Relationships and Related Transactions of PSA

None

ITEM 14.  Principal Accounting Fees and Services

As of the date of this report the Company has paid its auditors a sum of $10,000 for audit services covering the years ended December 31, 2008 through December 31, 2007.

ITEM 15.  Exhibits

Exhibits

Exhibit No. 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PSA, Inc.

By:	/s/ John Williams
John Williams
CEO and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	March 12, 2010
John Williams