Form 10-K
period 2009-12-31
PSA INC /NV
filed 2010-03-15
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

540 Brickell Drive, Suite 1024, Miami, FL	33131
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☑  or  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 was $1,980 based on a closing bid quotation on the OTC Bulletin Board on that date of $.0001 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. As of December 31, 2009 a total of 43,539,291 of the registrant’s common stock was outstanding.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

Documents Incorporated By Reference
 None

SHEARSON AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Employees

The Company has three employees, Richard Orcott, President, James Angelakis, Secretary, and Jonathon Schatz, Treasurer. Each of the employees devote a portion of their time to their duties with SART I while devoting theirs remaining time to their other affairs.

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

SART I’s beneficial owners or their affiliates may have conflicts of interest.

Although we have not identified any potential acquisition target property or new business opportunities, the possibility exists that we may acquire or merge with a business or company in which the beneficial owners or their affiliates may have an existing ownership interest. A transaction of this nature would present a conflict of interest for those parties with an ownership interest in both the Company and entity to be acquired. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated.

There is significant competition for acquisition candidates.

Our management believes that there are numerous companies, most of which have greater resources than the Company does, that are also seeking merger or acquisition transactions. These entities will present competition to SART I in its search for a suitable transaction candidate, and we make no assurance that we will be successful in that search.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2009, SART I has an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 43,543,541 shares have been issued and 43,539,291shares are outstanding as of December 31, 2009.  No preferred stock has been authorized.

(b) Market Information.   The common stock of SART I is traded in the over-the-counter (“OTC”) market and quoted through the NASD OTC Bulletin Board under the symbol "PSAZ."  The Company has applied for a change in trading symbol as a result of change in it name from PSA, Inc to Shearson American REIT, Inc. (SART I). Historically, the level of trading in Shearson’s common stock has been sporadic and limited and there is no assurance that a stable trading market will develop for its stock or that an active trading market will be sustained.

The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board for the quarterly periods of the calendar years indicated.  The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

2009	High	Low
First Quarter	$ .01	$ .01
Second Quarter	$ .01	$ .01
Third Quarter	$ .01	$ .01
Fourth Quarter	$ .0001	$ .0001

2008
First Quarter	$ .001	$ .001
Second Quarter	$ .0001	$ .0001
Third Quarter	$ .0001	$ .0001
Fourth Quarter	$ .01	$ .01

Shareholders

As of December 31, 2009 SART I had 43,539,291 shares of common stock outstanding held by approximately 643 shareholders of record.

Dividends

SART I has never declared or paid cash dividends on its Common Stock and anticipates that future earnings, if any, will be retained for development of its business.

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

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since SART I became inactive after the events of September 11, 2001 the Company has had no business operations, other than complying with its reporting requirements under the Exchange Act. In October, 2009 PSA changed its name to Shearson American REIT, Inc. (SART I).  SART I hopes to become a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate.

The following discussion of the financial condition and results of operations of SART I should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part 1 — Item 1A. Risk Factors.”

Results of Operations

For the year ended December 31, 2009 as compared to the year ended December 31, 2008, operations consisted of the following:

Revenues and Cost of revenues.  Since becoming inactive after the events of September 11, 2001, PSA has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses consist primarily of filing costs, travel and entertainment costs. General and administrative expenses for the year ended December 31, 2009 was $5,944 as compared to $-0- for the year ended December 31, 2008.

Other (expense) income. Interest expense of $19,565 and $17,787 was incurred for the years ended December 31, 2009 and 2008, respectively.  The interest expense incurred was accrued on an outstanding judgment of $100,501 against the Company.  Refer to Item 3, Legal Proceedings for the detail.

Liquidity and Capital Resources

SART I has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Shearson American REIT, Inc. (formerly known as PSA, Inc.)

We have audited the accompanying balance sheets of Shearson American REIT, Inc. (formerly known as PSA, Inc.) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) at December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
March 12, 2010

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets:	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued liabilities	$221,163	$195,654
Total Liabilities	221,163	195,654

Commitments and Contingencies	—	—

Stockholders' Equity (Deficit):
Common stock - $.001 par value; 75,000,000 shares authorized;
43,543,541 shares issued and 43,539,291 outstanding as of December 31, 2009 and 2008	43,544	43,544
Paid-in capital	25,448,928	25,448,928
Retained deficit	(25,699,352)	(25,673,843)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(221,163)	(195,654)
Total Liabilities and Stockholders' Equity (Deficit)	$—	$—

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
 STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008
Revenues	$—	$—
Operating Costs:
General and administrative	5,944	—
Operating Income (Loss)	(5,944)	—

Other Expense:
Interest expense	(19,565)	(17,787)
Total Other Expense	(19,565)	(17,787)
Income (Loss) Before Income Taxes	(25,509)	(17,787)
Income Taxes	—	—
Net (Loss)	$(25,509)	$(17,787)

Per share data (basic and diluted):
Net (loss) per share	$(.00)	$(.00)

Weighted Average Number of Shares Outstanding (basic and diluted):	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended December 31, 2009 and 2008

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2008	43,543,541	$43,544	$25,448,928	$(25,656,056)	$(14,283)	$(177,867)

Net loss for the year ended December 31, 2008	—	—	—	(17,787)		(17,787)

Balance at December 31, 2008	43,543,541	43,544	25,448,928	(25,673,843)	(14,283)	(195,654)

Net loss for the year ended December 31, 2009				(25,509)		(25,509)

Balance at December 31, 2009	53,743,541	$53,744	$25,448,928	$(25,699,352)	$(14,283)	$(221,163)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net (loss)	$(25,509)	$(17,787)
Adjustments to reconcile net (loss) to net cash used in operating activities-
Changes in assets and liabilities
Accrued liabilities	25,509	17,787
Net cash used in operating activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the terrorist attack on the World Trade Centers in New York City on September 11, 2001, SART I, formerly, PSA, Inc., was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services,  including an e-commerce platform for purchasing travel services.  Most of the operations of the subsidiaries of the Company were located near the World Trade Center. As a result of the damage done to the Company’s subsidiaries and because of the decimation to the travel industry in general as a result of the event,  the Company discontinued its operations near the end of 2001. The subsidiaries ultimately either were liquidated through bankruptcy or closed without any return to the Company of its investment in these subsidiaries.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009 that are of significance, or potential significance, to us.

Note 3.  Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	December 31,
	2009	2008
Litigation judgment	$100,501	$100,501
Accrued interest on litigation judgment	114,718	95,153
Other Accruals	5,944	—
Tt Total accrued liabilities	$221,163	$195,654

Note 4.  Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	1,686,000	1,675,796
Total deferred tax assets	1,686,000	1,675,796
Less: valuation allowance	(1,686,000)	(1,675,796)
Net deferred taxes	$—	$—

As of December 31, 2009 and 2008 the Company has net operating loss carryforwards of approximately $4,200,000. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

On January 1, 2007, the Company adopted the provisions of FIN 48. There was no cumulative effect as a result of applying FIN 48 and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of December 31, 2009 or December 31, 2008, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

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

Authorization for the issuance of 625,000 shares for the purchase of Pacific States Airline Services, Inc. as the contract was cancelled.

Note 6.  Quarterly Financial Information (Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Revenues	$—	$—	$—	$—
Operating Costs	—	—	—	5,944
Operating Income (Loss)	—	—	—	-(5,944)
Interest expense	4,824	4,878	4,931	4,932
Other, net	4,824	4,878	4,931	4,932
Net (Loss)	(4,824)	(4,878)	(4,931)	(10,876)
Net (Loss) per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding (basic and diluted)	43,539,291	43,539,291	43,539,291	43,539,291

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Revenues	$—	$—	$—	$—
Operating Costs	—	—	—	—
Operating Income (Loss)	—	—	—	—
Interest expense	4,447	4,447	4,447	4,446
Other, net	4,447	4,447	4,447	4,446
Net (Loss)	(4,447)	(4,447)	(4,447)	(4,446)
Net (Loss) per share (basic and diluted)	.00	.00	.00	.00
Weighted average shares outstanding (basic and diluted)	43,539,291	43,539,291	43,539,291	43,539,291

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2009, there were no agreements or understandings for the officer or director to resign at the request of another person.

As of December 31, 2009, the officers and directors of the Company were:

Name:	Age	Position

John Williams	88	Chairman of the Board of Directors, CEO and CFO
Richard Orcott	56	President and Chief Operating Officer
James Angelakis	42	Secretary
Jonathon Schatz	50	Treasurer

John Williams Mr. Williams is Chairman of the Board, CEO and CFO. He is also Managing Director of John Williams and Partners, an Architectural and Construction Management Firm and has been with the firm since 1958.  Mr. John Doss Williams, AIA/NOMA graduated from the University of Southern California with a Bachelor of Architecture Degree in 1955.  He is a member of the American Institute of Architects since 1958.  Among his most note worthy Design accomplishments have been The Bradley International Terminal (LAX) $125,000,000. The Willowbrook Shopping Center, and more than one hundred other projects from Redevelopment Projects to Master Planned Communities; which included working drawings for Mid-Rise to High-Rise Residential and Commercial, Schools, Government  and Public Buildings.  Mr. Williams joined the Board of Directors of SART I, in 1999.

Richard Orcott Mr. Orcott is president and Chief Operating Officer. For 22 years Mr. Orcutt built and managed sales organizations opening offices both domestically and internationally, Mr. Orcott graduated from College with two degrees in three years Northern Illinois Univerisity with a B.S. Degree in education in 1973.  After college, he entered the Hi-tech Industry, at the ground level and within three years was promoted to Director of Sales, for a startup company, Inacom, Inc., that grew to four billion dollars in revenue. Mr. Orcutt created sales management models, direct sales efforts, and business development activities and strategies that built Inacom into a $4 Billion company.  For the past five years he has held a position with the startup Iovation, Inc.; he is directly responsible for generating all sales revenue. Iovation, Inc.’s products, for Intel and SAP Software has been very successfully marketed to financial Institutions.

James Angelakis Mr. Angelakis is Secretary. He is an active technical trader and funds manager for the past 8 years in the currency market. In the process, James has expanded his business to include raising capital, residential and commercial real estate and commodity financing. Mr. Angelakis was General Manager for Prevail Online Inc. from 2000-02, an internet advertising company that marketed internet Casinos and Sportsbooks. Prevail was a wholly owned subsidiary of the public company  Global Entertainment Equities/Holdings Inc., a software developer/provider for online Casinos and Sportsbooks.  He also served as President of Steri-Lube International Ltd, which developed and owned a patent for a dental lubricant from 1994-00. He attended Arizona State University 1991-94 and he served for 4 years in the US Air Force 1986-90; where he obtained secret clearance.

Jonathan Shatz, is a Chartered Financial Accountant with extensive Big-4 accounting firm experience and tax lawyer with international accounting and tax compliance expertise. For the last 6 years Mr. Shatz has been a consultant. He is a former Senior Manager in the Ernst & Young Banking Group and the Price Waterhouse External Audit and Tax Group.  Former Practice Director for a professional services firm providing internal audit, risk management and SOX compliance for public companies  Provided Sarbanes Oxley compliance work and prepared SEC filings (10Q’s, 10K’s, 8K’s) for Fortune 100 companies in advertising, healthcare, technology, and fire and security industries.

Director Committees

Executive Committee:	Currently inactive as Company has one Director, John Williams, Chairman
Audit Committee:	Currently inactive as Company has one Director, John Williams, Chairman
Compensation Committee:	Currently inactive as Company has one Director, John Williams, Chairman

Board of Directors and Committees

SART I’s Board of Directors presently consists of one member:  John Williams, Chairman and a Director. The Bylaws of SART I generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All employee and consultant compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the members of the Compensation Committee of Shearson’s Board of Directors. The Compensation Committee is currently inactive until such time as additional Directors are added to the Board of Directors.

The Audit Committee is authorized by the Board of Directors to review, with SART I’s independent accountants, the annual financial statements of SART I prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants.  The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year.  The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of Shearson. The Audit Committee is currently inactive until such time as additional Directors are added to the Board of Directors.

The Executive Committee was formed for the purpose of assisting SART I’s management with strategic decisions and acting as a liaison between Shearson’s executive officers and the full Board of Directors.  The Executive Committee is currently inactive until such time as additional Directors are added to the Board of Directors.

Compliance with Section16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) requires SART I’s officers and directors, and persons who own more than ten percent (10%) of its Common Stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Such persons are also required to furnish SART I with copies of all Section 16(a) forms they file.

Based solely on SART I review of the copies of those forms received by PSA, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed, except for the Form 5 filings, which are yet to be made, and the Form 4 filing.

ITEM 11.  Executive Compensation

The following table sets forth certain compensation paid or accrued by SART I during the years ended December 31, 2007, December 31, 2008 and December 31, 2009 to its Chairman, President, Secretary and Treasurer (the “Named Executive Officers”).

Name	Position	Year	Salary	Bonus	Other Compensation
John Williams (1)	CEO, CFO	2007	$-0-
		2008	$-0-
		2009	$-0-

Richard Orcott (1)	President	2007	$-0-
		2008	$-0-
		2009	$-0-

James Angelakis (1)	Secretary	2007	$-0-
		2008	$-0-
		2009	$-0-

Jonathan Shatz (1)	Treasurer	2007	$-0-
		2008	$-0-
		2009	$-0-

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the shareholdings, as of December 31, 2009, of SART I’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving  effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of the date of this Annual Report):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Trust	23,738,650	54.52%
Principle Shareholder
540 Brickell Drive, #1024
Miami, Florida 33131

John Williams	-0-	-0-
Board of Directors Chairman
5777 W. Century Blvd. #1188
Los Angeles, California 90045

All Officers and Directors	23,738,650	54.52%
as a Group (2 persons)
_____________
(1)           Percentages based upon 43,539,291 the Company common stock outstanding as of December 31, 2009.

ITEM 13.  Certain Relationships and Related Transactions of SART I

None

ITEM 14.  Principal Accounting Fees and Services

As of the date of this report the Company has paid its auditors a sum of $10,000 for audit services covering the years ended December 31, 2007 through December 31, 2009.

ITEM 15.  Exhibits
Exhibits

Exhibit No. 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant toRules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Shearson American REIT, Inc.

By:	/s/ John Williams
John Williams
CEO and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	March 12, 2010
name