Form 10-K/A
period 2008-12-31
Shearson American REIT, Inc.
filed 2010-11-09
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008	Commission File No. 0-29627

Shearson American REIT, Inc.
(formerly known as PSA, Inc. )

Nevada	88-0212662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 N. 7 th Street, Suite 340, Phoenix, AZ	85006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602) 743-7796
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-know n seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐      No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $1,980  based on a closing bid quotation on the OTC Bulletin Board on that date of $.0001 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of November 9, 2010, a total of 43,539,291 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
None

PSA, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

This Form 10-K/A (Amendment No.1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010 (“Initial 10-K”).  This Form 10-K/A (Amendment No.1) is filed to amend the Initial 10-K in response to comments received from the SEC.  Among other amendments, we are correcting the disclosures on the cover page of the Initial 10-K to correctly indicate  that the Company is not a shell company.

This Form 10−K/A (Amendment No.1) does not reflect events occurring after the filing of the Initial 10-K on March 15, 2010, and no other information in the Initial 10-K is amended hereby. Other events or circumstances occurring after the date of the Initial 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-K. Accordingly, this Form 10−K/A (Amendment No.1) should be read in conjunction with the Initial 10-K and our filings with the SEC subsequent to the filing of the Initial 10−K.

Special Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-K contains certain "forward-looking statements".  All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     Business

General

SHEARSON AMERICAN REIT, INC. ("SHEARSON" or "SART-I") was originally incorporated as PSA, INC. (“PSA”), a California Corporation on May 27, 1994.

CHANGES IN CONTROL OF REGISTRANT

 PSA, Inc. ("PSA" or the "Company") became a publicly-held company upon completion of its merger in   April 1998 with American Telecommunications Standard International, Inc. ("ASAT"), originally incorporated in Nevada in 1985. In connection with the merger, ASAT changed its trading symbol from ASAT to PSAZ. On September 22, 1998, the Company changed its trading symbol to PSAX and then back to PSAZ on July 31, 2001. The Company's shares of common stock were traded on OTC Bulletin Board.

Upon effectiveness of the merger, pursuant to Rule12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PSA elected to change its name from ASAT to PSA, INC. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective February 18, 2000.

Subsequently, PSA, Inc., a Nevada Corporation, acquired all of the outstanding shares of Common stock of Canticle Corporation ("Canticle"), a Delaware Corporation, from the shareholders thereof in an exchange for an aggregate of 56,000 shares of common stock of PSA (the "Acquisition"). As a result, Canticle became a wholly-owned subsidiary of PSA.

The Acquisition of Canticle was approved by the unanimous consent of the Board of Directors of PSA on February 11, 2000. The Acquisition was effective February 18, 2000. The Acquisition was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

PSA had 31,500,235 shares of common stock issued and outstanding prior to the Acquisition and 31,556,235 shares issued and outstanding following the Acquisition.

Upon effectiveness of the Acquisition, pursuant to Rule12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PSA elected to become the successor issuer to Canticle for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective February 18, 2000.

Ownership control has not changed since the original incorporation of PSA, Inc. in California on May 27, 1994.

GENERAL BUSINESS PLAN

The Company changed its name on October 16, 2009 to Shearson American REIT, Inc. with the sole purpose of becoming a Real Estate Investment Trust (REIT).  The Company and its management have no experience in operating or creating a REIT, nor is there any assurance that we can acquire an existing REIT.

The Board of Directors authorized the development of a Business Plan and an implementation document to qualify as a Real Estate Investment Trust (REIT) and or acquire an existing REIT.  It was further resolved that the Company would do business as (DBA) PSA, Inc. until such time as it qualifies as a REIT.

For the Company to qualify as a REIT it must qualify under the Internal Revenue Code, Section 857 (IRS Code).  The Company has not sought approval nor does it believe that it currently qualifies as a REIT.  Under the IRS Code the Company, among other requirements, must have a minimum of 100 shareholders, have no more than 50% of the shares held directly or indirectly by five or fewer individuals by the 2 nd year as a REIT, invest at least 75% of total assets in qualifying real estate assets, derive at least 75% of gross income from rents from real property, or interest on mortgages on real property and distribute 90% of otherwise taxable income.

The Company currently has no qualifying REIT assets. The Company believes that the lack of existing assets may provide a competitive advantage over existing REITs. The Company is not burdened with assets acquired prior to the current downturn in the real estate market.  It is probable that an existing REIT may have assets that would be depressed in comparison to the original purchase price.  It is also possible that the original cost of capital to the existing REIT may be higher than that available to the Company in the current market. Conversely, the Company has no history of acquiring properties that existing REITs may have. This lack of experience on the part of Company management in making acquisitions is a competitive disadvantage to the Company.

A REIT security sells like a stock on the major exchanges and invests in real estate directly, either through properties or mortgages.

Equity REITs: Equity REITs invest in and own properties (thus responsible for the equity or value of their real estate assets).  Their revenues come principally from their properties’ rents.

Mortgage REITs: Mortgage REITs deal in investment and ownership of property mortgages. These REITs loan money for mortgages to owners of real estate, or purchase existing mortgages or mortgage-backed securities. Their revenues are generated primarily by the interest that they earn on the mortgage loans.

Hybrid REITs: Hybrid REITs combine the investment strategies of equity REITs and mortgage REITs by investing in both properties and mortgages. Individuals can invest in REITs either by purchasing their shares directly on an open exchange or by investing in a mutual fund that specializes in public real estate. An additional benefit to investing in REITs is the fact that many are accompanied by dividend reinvestment plans (DRIPs). Among other things, REITs invest in shopping malls, office buildings, apartments, warehouses and hotels. Some REITs will invest specifically in one area of real estate - shopping malls, for example - or in one specific region, state or country. Investing in REITs is a liquid, dividend-paying means of participating in the real estate market.

When and if SHEARSON completes qualification as a REIT it may later locate another company to acquire.  The acquisition would most likely take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  It is probable that the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  SHEARSON has had no discussion or negotiations with any candidates with respect to possible corporate acquisitions, mergers or similar transactions.

No assurances can be given that if SHEARSON elects to acquire a target company that it will be successful in locating or negotiating with one.

ASPECTS OF A REPORTING COMPANY:

There are certain perceived benefits to being a reporting company. These are commonly thought to include the following:

•	increased visibility in the financial community;
•	provision of information required under Rule 144 for trading of eligible securities;
•	compliance with a requirement for admission to quotation on the OTC Bulletin Board or on the NASDAQ Capital Market;
•	the facilitation of borrowing from financial institutions;
•	increased valuation;
•	greater ease in raising capital;
•	compensation of key employees through stock options for which there may be a market valuation;
•	enhanced corporate image.

There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

•	requirement for audited financial statements;
•	required publication of corporate information;
•	required filings of periodic and episodic reports with the Securities and Exchange Commission;
•	increased rules and regulations governing management, corporate activities and shareholder relations.

COMPARISON WITH INITIAL PUBLIC OFFERING

Certain private companies may find a business combination more attractive than an initial public offering of their securities.  Reasons for this may include the following:

•	inability to obtain an underwriter;
•	possible larger costs, fees and expenses of a public offering;
•	possible delays in the public offering process;
•	greater dilution of outstanding securities.

Certain private companies may find a business combination less attractive than an initial public offering of their securities.  Reasons for this may include the following:

•	no investment capital raised through a business combination;
•	no underwriter support of trading.

POTENTIAL TARGET COMPANIES

Business entities, if any, which may be interested in a combination with SHEARSON, may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
•	a foreign company which may wish an initial entry into the United States securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
•	a company seeking one or more of the other perceived benefits of becoming a public company.

No assurances can be given that if SHEARSON so elects to acquire a target company or REIT that it will be able to enter into any business combination, as to the terms of a business combination, or as to the nature of a target company.

SHEARSON has voluntarily filed a registration statement on Form 10 with the Securities and Exchange Commission and was under no obligation to do so under the Exchange Act.  SHEARSON will continue to file all reports required of it under the Exchange Act until a business combination has occurred.  A business combination may result in a change in control and management of SHEARSON.  Since a principal benefit of a business combination with SHEARSON would normally be considered its status as a reporting company, it is anticipated that SHEARSON will continue to file reports under the Exchange Act following a business combination.  No assurance can be given that this will occur or, if it does, for how long.

We presently have no employees apart from our management. All of our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than as a direct result, if any, incident to a business combination. The Company’s CEO, President, COO and CFO are expected to work full time, at no less than 40 hours per week, once the Company has commenced substantial operations.

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with its Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007. In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act, which in part prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Accordingly, the Company has filed a registration statement Form 10 with the Securities and Exchange Commission.

Prior to September 11, 2001, PSA, Inc. (PSA) was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services, including an e-commerce platform for purchasing travel services.

PSA has been inactive since 2001. The events of September 11, 2001 caused significant damage to the ability of PSA and its subsidiaries to continue in business beyond that date; as the Company derived all of its revenue from the Travel Industry.  The Company’s largest asset, an investment in its subsidiary S.M.A. Real Time Inc., was located blocks from ground zero and filed for bankruptcy in 2003 and was ultimately liquidated in 2005 without any recovery to PSA.

PSA’s operations in the international tour and travel business were closed or sold. The subsidiaries, Royal International Tours, Inc., Travel Treasures, Inc., Jet Vacations, PSAZZ Travel, Inc., PSA Europe AG, PSAZZ TV, Inc., PSAZZ Network, Inc., and PSA Air, Inc. were closed down without any benefit realized by the Company.

The Company had a pending contract with New York Network, LLC which would have included ten low power television licenses under the call sign WBVT-TV, another with Victory Entertainment Corp. and finally a contract with U.S. Dental, Inc.   The Company was unable to complete these acquisitions and any contract cost or advances made towards the acquisitions were lost. None of the Company’s common stock that was planned a s part of the consideration for the purchase was issued.

The Company has previously reported that it had completed the sale of 80% of the issued and outstanding stock of PSAZZ Air, Inc.   (“PSAZZ Air”) formerly known as Pacific Southwest Airlines, Inc., an inactive airline majority-owned subsidiary.   The purchaser of PSAZZ Air was John D. Williams, who at the time of purchase was a former Board Member of PSA.   Pursuant to the agreement, PSA was to receive a $1,000,000 note payable within 18 months and to be secured by 312,500 shares of the Company’s Common Stock otherwise issuable to Mr. Williams for the purchase by the Company of 100% of Pacific Southwest Airline Services, Inc. Once the full effect of the events of

September 11, 2001 were fully understood the Company unwound this transaction, including the issuance of the Company’s 312,500 shares of the Company’s Common Stock previously noted.

Employees

As of December 31, 2008, the Company had one employee, John Williams, CEO and CFO. Mr. Williams devoted a portion of his time to his duties with PSA while devoting his remaining time to his other business affairs.

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

We had 75,000,000 authorized shares of common stock as of March 15, 2010. As of March 15, 2010, we had 43,539,291 shares of common stock outstanding. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

Management devotes insignificant time to activities of the Company.

The Company’s sole manager is not required to and do es not devote his full time to the affairs of the Company. Because of his time commitments to PSA, as well as the fact that we have no business operations, our manager anticipates that he will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable acquisition target business or property to acquire or develop.

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

To date, there has been only a limited public market for our common stock. Our common stock was quoted on the OTCBB as of December 31, 2008. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

ITEM 1B.          Unresolved Staff Comments

Not applicable.

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

Zurlo v. PSA, INC. et al., Superior Court of Los Angeles Count California Cas e No. SC064886.   In January 2001, a suit was filed by Carment Zurlos and Brad Holcomb, alleging breach of contract and fraud. This claim has been settled.

As of March 15, 2010 the Company has no outstanding or pending litigation matters.

ITEM 4.       [Removed and Reserved]

PART II

ITEM 5.         Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2008, PSA had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 43,543,541 shares had been issued and 43,539,291shares were outstanding as of December 31, 2008.  No preferred stock has been authorized.

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

ITEM 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since PSA became inactive after the events of September 11, 2001 the Company has had no business operations. In October, 2009 PSA changed its name to Shearson American REIT, Inc. (SART-I).  SART-I hopes to become a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate.

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

Other (expense) income. Interest expense of $17,787 and $16,170 was incurred for the years ended December 31, 2008 and 2007, respectively.  The interest expense incurred was accrued on an outstanding judgment of $100,501 against the Company.  Refer to Item 3, Legal Proceedings for further details.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under the Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission on July 9, 2010.

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

PSA, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2007	43,543,541	$43,544	$25,448,928	$(25,656,056)	$(14,283)	$(177,867)

Net loss for the year ended December 31, 2007	—	—	—	(16,170)		(16,170)

Balance at December 31, 2007	43,543,541	43,544	25,448,928	(25,656,056)	(14,283)	(177,867)

Net loss for the year ended December 31, 2008	—	—	—	(25,509)		(25,509)

Balance at December 31, 2008	43,743,541	$43,544	$25,448,928	$(25,673,843)	$(14,283)	$(195,654)

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

PSA, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.    Organization

Nature of the Company:

The Company changed its name in October, 2009 to Shearson American REIT, Inc. with the purpose of creating a Real Estate Investment Trust.  The Company wishes to be a fully integrated Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate. We intend to invest primarily in institutional-quality multi-use and multi-family properties located throughout the United States. The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects.

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

A judgment was entered against the Company in 2002 for $100,501. As of the date of this filing the judgment remains unpaid.  The Company has recorded the liability and the interest accrued thereon.  A judgment may be executed upon for 10 years from the date of entry.  This time may be extended if the judgment creditor refiles the judgment in the county it was originally issued in.  The Company disputes the judgment and has a continuing effort to settle this claim.

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

Note 7.   Revisions

As of October 28, 2010 these financial statements were revised to include an expanded explanation of the accrued liabilities detailed in Note 3 to the financial statements.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

SHEARSON has changed accountants since its formation and there are no disagreements with the findings of its accountants.

The accountants formerly were Rosen and Rosen, New York, New York, which resigned in 2002. The accountants currently are Semple, Marchal & Cooper, LLP, Phoenix, Arizona.

On November 5, 2009, the Board of Directors of the Company approved the engagement of Semple, Marchal & Cooper, LLP ("SM&C") to serve as the Company's independent registered public accounting firm for the Company's fiscal years ending December 31, 2007, 2008 and 2009.

Prior to November 5, 2009, the date that SM&C was retained as the independent registered public accounting firm of the Company:

(1) The Company did not consult SM&C regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements;

(2) Neither a written report nor oral advice was provided to the Company by SM&C that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult SM&C regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. These inherent limitations are an intrinsic part of the financial reporting process. Therefore, although the Company’s management is unable to eliminate this risk, it is possible to develop safeguards to reduce it. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008 in accordance with the COSO criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None

PART III

ITEM 10.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2008, the officers and directors of the Company were:

Name:	Age	Position

John Williams	87	Chairman of the Board of Directors, CEO & CFO

John Williams has served as a Director of the Company since its inception and as Chairman and CFO since 2002.  Mr. Williams has served as the Company's CEO since December, 2000. He is also Managing Director of John Williams and Partners, an architectural, civil engineering and construction management firm and has been with the firm since 1958.   The firm has been certified as a minority business enterprise with the Department of Transportation, the City of Los Angeles, the L.A. Unified School District, Caltrans and the Department of Airports.   Mr. Williams, AIA/NOMA , graduated from the University of Southern California with a Bachelor of Architecture Degree in 1955.   He has been a member of the American Institute of Architects since 1958.   Among his most noteworthy design accomplishments have been The Bradley International Terminal (LAX) , The Willowbrook Shopping Center, and more than one hundred other projects from redevelopment projects to master planned communities, which included working drawings for mid-rise to high-rise residential and commercial, schools, government and public buildings.  As a result of these and other professional experiences, Mr. Williams possesses particular knowledge and experience in key aspects of the real estate business, public company management and strategic planning that strengthen the Company and the Board’s collective qualifications, skills and experience.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The executive officers serve at the pleasure of the Board of Directors.

There are no agreements with respect to electing directors or selecting officers.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.  There are no family relationships among our executive officers and directors.

We do not have an audit, nominating or compensation committee. The Company has been inactive since September 11, 2001.  Consequently, management has determined that the establishment of these committees is unnecessary until such time that full operations commence as further detailed under ITEM 1. Description of Business.

We intend, however, to establish an audit, nominating and a compensation committee of our Board of Directors in the future, once we have sufficient independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

CODE OF ETHICS

Our Board of Directors has not yet adopted a Code of Business Conduct and Ethics due to our small size.

Shareholder Nominations

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our 2008 fiscal year.

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

Based solely on PSA’s review of the copies of those forms received by PSAZZ, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed.

ITEM 11.    Executive Compensation

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during our past two fiscal years awarded to, earned by or paid to each of the following individuals.  Salary and other compensation for these officers were set by the Board of Directors.  No other officers or employees received any compensation during either of the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	All Other Compen- sation ($) (i)	Total ($) (j)
John Williams, CEO & CFO	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Outstanding Equity Awards at Fiscal Year End

None.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Options/SARS Grants During Year

None.

Long-term Incentive Plan Awards in Last Year

None

Employment Agreements

None

COMPENSATION OF DIRECTORS

At this time, the Company’s directors receive no remuneration for their services, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the shareholdings, as of December 31, 2008, of PSA’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of December 31, 2008):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Trust (2) Principal Shareholder 540 Brickell Drive, #1024 Miami, Florida 33131	23,738,650	54.52%

John Williams CEO, CFO, Board of Directors Chairman 5777 W. Century Blvd. #1188 Los Angeles, California 90045	-0-	-0-

All Officers and Directors as a Group (1 person)	-0-	-0-

(1)           Percentages based upon 43,539,291 shares of the Company common stock outstanding as of December 31, 2008.

(2)             Ownership control has not changed since the last Form 10-Q was filed with the SEC for the Second Quarter of 2001.

ITEM 13.     Certain Relationships and Related Transactions and Director Independence

None .

Director Independence

Using the standards of the NYSE Amex, which the Company is not subject to, Company's Board has determined that the Company's sole director does not qualify under such standards as an independent director.  The Company did not consider any relationship or transaction between itself and the sole director not already disclosed in this report in making this determination.

ITEM 14.    Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Semple, Marchal & Cooper, LLP:

		Year ended	Year ended
		December 31,	December 31,
		2008	2007

1	Audit fees	$-0-	-0-
2	Audit-related fees	-0-	-0-
3	Tax fees	-0-	-0-
4	All other fees	-0-	-0-
	Totals	$-0-	$-0-

No fees were paid or accrued during either of the fiscal years listed above.  Instead, the audit expenses for the audits performed for these fiscal years were incurred and paid in a subsequent fiscal year.

As part of its responsibility for oversight of the independent registered public accountants, the Board of Directors has established a pre-approval policy for engaging audit and permitted non- audit services provided by our independent registered public accountants, Semple, Marchal & Cooper, LLP.  In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board.

The Company’s principal accountant, Semple, Marchal & Cooper, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15.     Exhibits

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of 15(d) of the Securities Exchange Act of 1934 , the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Shearson American REIT, Inc.		Date:

By:	/s/ John Williams	November 9, 2010
John Williams
CEO

By:	/s/ John D. Glassgow	November 9, 2010
John D. Glassgow
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	November 9, 2010
John Williams

/s/ John D. Glassgow	Director	November 9, 2010
John D. Glassgow

/s/ Patrick Galvin	Director	November 9, 2010
Patrick Galvin