Form 10-K/A
period 2009-12-31
Shearson American REIT, Inc.
filed 2010-11-09
CIK 1065001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $198,000 based on a closing bid quotation on the OTC Bulletin Board on that date of $.01 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock.  Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of November 9, 2010 a total of 43,539,291 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
 None

SHEARSON AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Form 10-K/A (Amendment No.1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010 (“Initial 10-K”).  This Form 10-K/A (Amendment No.1) is filed to amend the Initial 10-K in response to comments received from the SEC.  Among other amendments, we are correcting the disclosures on the cover page of the Initial 10-K to correctly indicate that the Company is not a shell company.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-K contains certain " forward-looking statements".   All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements , including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends , current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors below that may cause actual results to differ materially .

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

Employees

As of December 31, 2009, the Company had three employees, Richard Orcutt, President, James Angelakis, Secretary, and Jonathon Schatz, Treasurer. Each of the employees devote a portion of their time to their duties with SART I while devoting their remaining time to their other affairs.

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

The Company’s sole manager is not required to and do es not devote his full time to the affairs of the Company. Because of his time commitments to SART-I as well as the fact that we have no business operations, our manager anticipates that he will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable acquisition target business or property to acquire or develop.

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

To date, there has been only a limited public market for our common stock. Our common stock was quoted on the OTCBB as of December 31, 2009. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

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

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2009, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 43,543,541 shares had been issued and 43,539,291shares were outstanding as of December 31, 2009.  No preferred stock has been authorized.

(b) Market Information.   The common stock of SART I is traded in the over-the-counter (“OTC”) market and quoted through the NASD OTC Bulletin Board under the symbol "PSAZ."    Historically, the level of trading in Shearson’s common stock has been sporadic and limited and there is no assurance that a stable trading market will develop for its stock or that an active trading market will be sustained.

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

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since SART I became inactive after the events of September 11, 2001 , the Company has had no business operations. In October, 2009 PSA changed its name to Shearson American REIT, Inc. (SART I).  SART I hopes to become a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under the Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission.

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

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years Ended December 31, 2009 and 2008

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2008	43,543,541	$43,544	$25,448,928	$(25,656,056)	$(14,283)	$(177,867)

Net loss for the year ended December 31, 2008	—	—	—	(17,787)		(17,787)

Balance at December 31, 2008	43,543,541	43,544	25,448,928	(25,673,843)	(14,283)	(195,654)

Net loss for the year ended December 31, 2009				(25,509)		(25,509)

Balance at December 31, 2009	43,743,541	$43,544	$25,448,928	$(25,699,352)	$(14,283)	$(221,163)

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

Net Loss per Share:

Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. The calculation of both basic and diluted earnings per share include the effects of the rescissions and retractions of certain previously authorized shares and stock splits as further detailed in Note 5. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.

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

On January 1, 2007, the Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes. There was no cumulative effect as a result of applying these provisions and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of December 31, 2009 and 2008. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

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

Note 7.  Revisions

As of October 28, 2010 these financial statements were revised to include an expanded explanation of the accrued liabilities detailed in Note 3 to the financial statements. In addition Note 2 and Note 4 were amended to include the Accounting Standards Codification reference and wording.

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

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009 in accordance with the COSO criteria.

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

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2009, the officers and directors of the Company were:

Name:	Age	Position

John Williams	88	Chairman of the Board of Directors, CEO and CFO
Richard Orcutt	56	President and Chief Operating Officer and Director
James Angelakis	42	Secretary
Jonathan Schatz	50	Independent Director

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

Richard Orcutt has served as President and Chief Operating Officer of the Company since October, 2009. For 22 years Mr. Orcutt built and managed sales organizations opening offices both domestically and internationally. From 2004 to present Mr. Orcutt has served as Director of Sales with the startup Iovation, Inc. where he is directly responsible for generating all sales revenue.  Iovation, Inc.’s products for Intel and SAP Software have been very successfully marketed to financial institutions. He graduated from Northern Illinois University with a B.S. degree in Education in 1973.  Mr. Orcutt was employed from 1983 to 1997 and was Director of Sales for a startup company, Inacom, Inc., that grew to four billion dollars in revenue. Mr. Orcutt created sales management models, direct ed sales efforts, and business development activities and strategies that built Inacom into a $4 billion company.   Mr. Orcutt possesses particular knowledge and experience in business development, strategic planning and team building that strengthen the Company and Board’s collective qualifications, skills and experience.

James Angelakis has served as Secretary since October 2009.  He was the founder of and has served as President of Phoenix Financial Investments, Inc. from 2005 through 2010 as a technical trader and funds manager in the currency market. In the process, Mr. Angelakis has expanded his business to include raising capital, residential and commercial real estate and commodity financing. Mr. Angelakis possesses particular knowledge and experience in key aspects of the real estate business and business development that strengthen the Company and the Board’s collective qualifications, skills and experience.

Jonathan Shatz has served as an independent director since October 2009. Mr. Shatz has been a Principal from 2009 through 2010 in Jonathan Shatz P.A., a consulting practice performing forensic, accounting, tax and general consulting to both private and public  companies.  In 2007 he served as a Chief Financial Officer for Bonds.com, an on-line trading firm that went public on the OTC Bulletin Board. Mr. Shatz served as the Practice Director for Accume Partner, an internal audit risk management and SOX compliance firm, from 2006 to 2007.  From 2004 to 2006 Mr. Shatz worked for Resource Global Professionals as a consultant. He is a chartered accountant with extensive Big-4 accounting firm experience and tax lawyer with international accounting and tax compliance expertise. For the last 6 years Mr. Shatz has been a consultant. He is a former Senior Manager in the Ernst & Young Banking Group (from 1995 to 1998) and a Senior Manager at Pricewaterhouse External Audit and Tax Group (from 1982 to 1995). His experience includes preparation of SEC filings (10Qs, 10Ks, 8Ks) for Fortune 100 companies in advertising, healthcare, technology, and fire and security industries. As a result of these and other experiences, Mr. Shatz possesses particular knowledge and experience in key aspects of public company management that strengthen the Board’s collective qualifications, skills and experience.

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

Shareholder Nominations

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our 2009 fiscal year.

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

Based solely on SART I review of the copies of those forms received by PSA, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed except as follows – Richard Orcutt (one Form 3), James Angelakis (one Form 3), and Jonathan Shatz (one Form 3).  To our knowledge, these forms have not been filed as of the date of this report.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	All Other Compen- sation ($) (i)	Total ($) (j)
John Williams, CEO & CFO	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Outstanding Equity Awards at Fiscal Year End

None.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Options/SARS Grants During Year

None.

Long-term Incentive Plan Awards in Last Year

None

Employment Agreements

None.

COMPENSATION OF DIRECTORS

At this time, the Company’s directors receive no remuneration for their services, nor does the Company reimburse directors for expenses incurred in their service to the Board of Directors.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the shareholdings, as of December 31, 2009, of SART I’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving  effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of December 31, 2009):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Trust	23,738,650	54.52%
Principal Shareholder
540 Brickell Drive, #1024
Miami, Florida 33131

John Williams	-0-	-0-
CEO, CFO and Board of Directors Chairman
5777 W. Century Blvd. #1188
Los Angeles, California 90045

Richard Orcutt President, Chief Operating Officer and Director 2509 Dakota Rock Drive, Ruskin Florida 33570	-0-	-0-

Jonathan Shatz Director 11007 Long Boat Drive Cooper City, Florida 33026	-0-	-0-

James Angelakis Secretary 540 Brickell Drive, #1024 Miami, Florida 33131	-0-	-0-

All Officers and Directors
as a Group (4 persons)	-0-	-0-

(1)   Percentages based upon 43,539,291 shares of the Company ’s common stock outstanding as of December 31, 2009.

(2) Ownership control has not changed since the last Form 10-Q was filed with the SEC for the Second Quarter of 2001.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

John Williams, CEO, CFO and  Chairman of the Board of Directors provided a $10,000 retainer to the Company’s audit firm in November, 2009.  Subsequently, in 2010 this retainer was applied to the 2008 and 2009 audit fees and Mr. Williams was repaid the $10,000.

Director Independence

Using the standards of the NYSE Amex, which the Company is not subject to, the Company's Board has determined that Mr. Shatz qualifies under such standards as an independent director.  No other directors are independent under these standards.  The Company did not consider any relationship or transaction between itself and the directors not already disclosed in this report in making this determination.

ITEM 14.  Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Semple, Marchal & Cooper, LLP:

		Year ended	Year ended
		December 31,	December 31,
		2009	2008

1	Audit fees	$-0-	-0-
2	Audit-related fees	-0-	-0-
3	Tax fees	-0-	-0-
4	All other fees	-0-	-0-
	Totals	$-0-	$-0-

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

ITEM 15.  Exhibits

Exhibits

31 .1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, t hereunto duly authorized.

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	November 9, 2010
John Williams
CEO

By:	/s/ John D. Glassgow	November 9, 2010
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