Form 10-Q
period 2010-03-31
Shearson American REIT, Inc.
filed 2010-11-09
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 0-29627

Shearson American REIT, Inc.
(Formerly Known as PSA, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	88-0212662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 N. 7th Street, Suite 340, Phoenix, AZ (Address of principal executive offices)	85006 (Zip Code)

(602) 743-7796
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

There were 43,539,291 shares of the registrant’s common stock outstanding as of November 9, 2010.

Table of Contents

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
BALANCE SHEETS
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$24,876	$-
Accrued liabilities	244,548	221,163
Total Liabilities	269,424	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock - $.001 par value; 75,000,000 shares authorized; 43,543,541 shares issued and 43,539,291 outstanding as of March 31, 2010 and December 31, 2009	43,544	43,544
Paid-in capital	25,448,928	25,448,928

Retained deficit	(25,747,613)	(25,699,352)

Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)

Total Stockholders' Equity (Deficit)	(269,424)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
 STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Revenues	$-	$-
Operating Costs:
General and administrative	42,954	-

Operating Loss	(42,954)	-

Other Expense:
Interest expense	(5,307)	(4,824)
Total Other Expense	(5,307)	(4,824)

Loss Before Income Taxes	(48,261)	(4,824)
Income Taxes	-	-

Net Loss	$(48,261)	$(4,824)

Per share data (basic and diluted):
Net loss per share	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding (basic and diluted):	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net loss	$(48,261)	$(4,824)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accounts payable	24,876
Accrued liabilities	23,385	4,824

Net cash used in operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The unaudited financial statements included herein have been prepared by Shearson American REIT, Inc. (“SART I” or “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although SART I believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the SART I’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

Note 2.  Organization

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

Prior to the terrorist attack on the World Trade Centers in New York City on September 11, 2001, the Company, formerly PSA, Inc., was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services, including an e-commerce platform for purchasing travel services.  Most of the operations of the subsidiaries of the Company were located near the World Trade Center. As a result of the damage done to the Company’s subsidiaries and because of the decimation to the travel industry in general as a result of the event, the Company discontinued its operations near the end of 2001. The subsidiaries ultimately either were liquidated through bankruptcy or closed without any return to the Company of its investment in these subsidiaries.

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

Note 3.  Summary of Significant Accounting Polices and Use of Estimates.

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

Net Loss per Share:

Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. The calculation of both basic and diluted earnings per share include the effects of the rescissions and retractions of certain previously authorized shares and stock splits as further detailed in Note 6. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.

Income taxes:

The Company utilizes the liability method to account for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of existing temporary differences between the financial reporting and tax-reporting basis of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes.

Going Concern:

The Company has limited finances and requires additional funding in order to accomplish its business objectives. There is no assurance that the Company can raise additional capital to allow it to achieve those business objectives.  The Company’s continued existence is dependent upon its ability to achieve and maintain profitable operations.  There is also no assurance that even if the Company manages to obtain adequate funding, that such funding will succeed in enhancing the Company’s business and will not ultimately have an adverse effect on the Company’s business and operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As a result, the Company’s independent registered public accounting firm issued a going concern opinion on the financial statements for the year ended December 31, 2009.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March  31, 2010 that are of significance, or potential significance, to us except as discussed below.

In February, 2010, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2010-09, Accounting for Subsequent Events, (“ASU 2010-09”), which is codified in FASB Accounting Standards CodificationTM (“ASC”) Topic 855, Subsequent Events. This pronouncement states that SEC filers need not disclose the date through which subsequent events have been evaluated.  The pronouncement was effective upon issuance and the Company has adopted the standard.

Note 4.  Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2010	2009
Litigation judgment	$100,501	$100,501
Accrued interest on litigation judgment	120,024	114,718
Due to officer	10,000	0
Other accruals	14,023	5,944

Total accrued liabilities	$244,548	$221,163

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

Note 5.  Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$1,702,000	$1,686,000

Total deferred tax assets	1,702,000	1,686,000
Less: valuation allowance	(1,702,000)	(1,686,000)

Net deferred taxes	$—	$—

As of March 31, 2010 and December 31, 2009 the Company had net operating loss carryforwards of approximately $4,250,000 and $4,200,000, respectively. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

On January 1, 2007, the Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes. There was no cumulative effect as a result of applying these provisions and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of March 31, 2010 or December 31, 2009, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

Note 6.  Stockholders’ Equity (Deficit)

On December 20, 2001 the Company cancelled, retracted, revoked or otherwise rescinded the following prior approvals and authorizations:

The Rights Offering to Existing Shareholders of 11,000,000 units consisting of one share of common stock and one warrant as of September 30, 2001 since no proceeds had been received by the Company.

Authorization of the issuance of 4,000,000 shares of restricted common stock to David E. Walsh for past services from May 1994 to
May 1998.

Authorization of the issuance of 2,730,000 shares of restricted common stock to David E. Walsh on May 20, 1998 for past services during the year 1997.

Authorization for the issuance of 1,535,000 (pre-dividend) shares of restricted common stock to David E. Walsh on May 15, 1999 for past services during the year from June 1998 through May 1999.

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

Note 7.  Related Party Transactions

During the three month period ended March 31, 2010 the Company’s Chief Executive Officer advanced $10,000 towards audit fees of the Company.  The $10,000 is included in accrued expenses at March 31, 2010.

The Company incurred a liability for the reimbursement of Company related travel and entertainment expenses by a family member related to the beneficiaries of the Company’s principal shareholder, the Walsh Family Trust.  The expenses incurred were $8,079 and $5,944 for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  The unpaid reimbursements are included in accrued expenses with balances of $14,023 and $5,944 as of March 31, 2010 and December 31, 2009, respectively.

Note 8.  Subsequent Events

On July 9, 2010 SART I filed a Form 10, General Form for Registration of Securities.  On September 23, 2010 an amendment to the Form 10 filing was submitted.  An additional amendment is being submitted as of the date of the filing of this Form 10-Q.  The Form 10 registration became effective on September 7, 2010.

During August 2010 the Company received a $50,000 loan from an unrelated party. Principal and interest are due on demand. The loan accrues interest at the Bank of America prime rate, currently at 3.25% per annum, adjusted quarterly.

In August 2010, the Board of Directors authorized an increase in the Company's authorized common stock from 75,000,000 shares to 250,000,000 shares. In September 2010 the Board of Directors authorized 20,000,000 shares of preferred stock with a $.001 par value.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Shearson American REIT, Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.  See “Special Note Regarding Forward-Looking Statements” on Form 10-K for the year ended December 31, 2009. You should consider our forward-looking statements in light of our unaudited financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission (the “Commission”).

Overview

Since SHEARSON became inactive after the events of September 11, 2001 the Company has had no business operations. On October 16, 2009 PSA changed its name to Shearson American REIT, Inc. for the sole purpose of becoming a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality multi-use and multi-family properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust that will acquire, develop, own, operate and sell real estate.  The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects. There can be no assurance that we will be able to identify or successfully complete any such transactions.  As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.

Prior to the terrorist attack on the World Trade Centers in New York City on September 11, 2001, the Company, formerly PSA, Inc., was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services,  including an e-commerce platform for purchasing travel services.  Most of the operations of the subsidiaries of the Company were located near the World Trade Center. As a result of the damage done to the Company’s subsidiaries and because of the decimation to the travel industry in general as a result of the event,  the Company discontinued its operations near the end of 2001. The subsidiaries ultimately either were liquidated through bankruptcy or closed without any return to the Company of its investment in these subsidiaries.

Results of Operations

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, our operations consisted of the following:

Revenues.  We had no revenues for the three months ended March 31, 2010 and March 31, 2009, and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months ended March 31, 2010 were approximately $43,000 as compared to $-0- for the three month period ended March 31, 2009. The increase in expenses primarily resulted from the audit of the 2008 and 2009 financial statements and the related filings with the Securities and Exchange Commission during the three month period ended March 31, 2010.

Interest expense.  Interest expense for the three months ended March 31, 2010 and March 31, 2009 of $5,307 and $4,824, respectively,  consist of interest on a judgment against the Company as further detailed in Note 4 in the Notes to  Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company.  Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.  As of March 31, 2010 the Company had no cash or cash equivalents.

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission on July 9, 2010.

During the first quarter of 2010, we utilized the occupied office space of our principal stockholder. The stockholder has waived its rights to be reimbursed for these costs.

We believe that we will obtain sufficient resources, obtained through loans from and sales of equity to our directors and other affiliates, to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. However, these parties have not entered into any agreements with us to provide any capital, and are under no obligation to do so.  Therefore, there can be no assurance that we will have sufficient capital available to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months.  Until such time as we actively pursue a business combination or asset acquisition, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a publicly traded company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations or asset acquisitions. In order to effect a business combination or asset acquisition, however, we may need financing or equity capital. There is no assurance that any such financing or capital will be available or available on terms favorable or acceptable to us. The Company’s operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no cash flow used or provided from operating activities for the three months ended March 31, 2010 and 2009.  For the three months ended March 31, 2010 and March 31, 2009, we had no cash flows from investing or financing activities.

Commitments and Contingencies

We do not have any commitments or contingencies that we believe may be material to our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of March 31, 2010, our critical accounting policies and estimates had not changed materially from those set forth in our Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2010, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors

As of March 31, 2010, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Certification of CEO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEARSON AMERICAN REIT, INC. (Registrant)

Dated: November 9, 2010	By:	/s/ JOHN WILLIAMS John Williams Chief Executive Officer

By:	/s/ JOHN D. GLASSGOW
John D. Glassgow
Chief Financial Officer