Form 10-Q
period 2010-06-30
Shearson American REIT, Inc.
filed 2010-11-09
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Table of Contents

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
BALANCE SHEETS
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$29,466	$-
Accrued liabilities	250,616	221,163
Total Liabilities	280,082	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock - $.001 par value; 75,000,000 shares authorized; 43,543,541 shares issued and 43,539,291 outstanding as of June 30, 2010 and December 31, 2009	43,544	43,544
Paid-in capital	25,448,928	25,448,928

Retained deficit	(25,758,271)	(25,699,352)

Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)

Total Stockholders' Equity (Deficit)	(280,082)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
 STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2010 and 2009
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-
Operating Costs:			-
General and administrative	5,159	-	48,114	-

Operating Loss	(5,159)	-	(48,114)	-

Other Expense:
Interest expense	5,498	4,878	10,805	9,702
Total Other Expense	5,498	4,878	10,805	9,702

Loss Before Income Taxes	(10,657)	(4,878)	(58,919)	(9,702)
Income Taxes	-	-	-	-

Net Loss	$(10,657)	$(4,878)	$(58,919)	(9,702)

Per share data (basic and diluted):
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding (basic and diluted):	43,539,291	43,539,291	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(58,919)	$(9,702)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accounts payable	29,466	-
Accrued liabilities	29,453	9,702

Net cash used in operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The unaudited financial statements included herein have been prepared by Shearson American REIT, Inc. (“SART I” or “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although SART I believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the SART I’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and six months period ended June 30, 2010 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2010 that are of significance, or potential significance, to us.

Note 4.  Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,	December 31,
	2010	2009
Litigation judgment	$100,501	$100,501
Accrued interest on litigation judgment	125,523	114,718
Due to officer	10,479	0
Other accruals	14,113	5,944

Total accrued liabilities	$250,616	$221,163

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

Note 5.  Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$1,706,000	$1,686,000

Total deferred tax assets	1,706,000	1,686,000
Less: valuation allowance	(1,706,000)	(1,686,000)

Net deferred taxes	$—	$—

As of June 30, 2010 and December 31, 2009 the Company had net operating loss carryforwards of approximately $4,250,000 and $4,200,000, respectively. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

On January 1, 2007, the Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes. There was no cumulative effect as a result of applying these provisions and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of June 30, 2010 or December 31, 2009, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

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

Note 7.  Related Party Transactions

During the six month period ended June 30, 2010 the Company’s Chief Executive Officer advanced $10,000 towards audit fees of the Company.  The $10,000 is included in accrued expenses at June 30, 2010.

The Company incurred a liability for the reimbursement of Company related travel and entertainment expenses by a family member related to the beneficiaries of the Company’s principal shareholder, the Walsh Family Trust.  The expenses incurred were $8,169 and $5,944 for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  The unpaid reimbursements are included in accrued expenses with balances of $14,113 and $5,944 as of June 30, 2010 and December 31, 2009, respectively.

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

Results of Operations

For the three and six months ended June 30, 2010 as compared to the three months and six months ended June 30, 2009, our operations consisted of the following:

Revenues.  We had no revenues for the three or six months ended June 30, 2010 and June 30, 2009, and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months ended June 30, 2010 and June 30, 2009 were approximately $5,159 and $-0-, respectively, and for the six months ended June 30, 2010 and June 30, 2009 were $48,114 and $-0-, respectively. The increase in expenses primarily resulted from the audit of the 2008 and 2009 financial statements and the related filings, as well as subsequent filings, with the Securities and Exchange Commission during the three month and six month periods ended June 30, 2010.

Interest expense.  Interest expense for the three months ended June 30, 2010 and June 30, 2009 of $5,498 and $4,878, respectively, and for the six months ended June 30, 2010 and June 30, 2009 of $10,805 and $9,702, respectively, consist of interest on a judgment against the Company as further detailed in Note 4 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company.  Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.  As of June 30, 2010 the Company had no cash or cash equivalents.

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

During the second quarter of 2010, we utilized the occupied office space of our principal stockholder. The stockholder has waived his rights to be reimbursed for these costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no cash flow used or provided from operating activities for the six months ended June 30, 2010 and 2009.  For the six months ended June 30, 2010 and June 30, 2009, we had no cash flows from investing or financing activities.

Commitments and Contingencies

We do not have any commitments or contingencies that we believe may be material to our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

As of the date of this report, there are no recent accounting pronouncements that had not yet been adopted that we believe would have a material impact on our financial statements.

Critical Accounting Policies and Estimates

As of June 30, 2010, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2010, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.  Risk Factors

As of June 30, 2010, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

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