Form 10-Q
period 2010-09-30
Shearson American REIT, Inc.
filed 2010-11-09
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Table of Contents

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
BALANCE SHEETS
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$276	$-
Total Assets	$276	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,599	$-
Accrued liabilities	232,055	221,163
Loan payable	50,000	-
Total Liabilities	307,654	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock-$.001 par value, 75,000,000 shares authorized ; 43,543,541 shares issued and 43,539,291 outstanding at September 30,2010 and December 31,2009	43,544	43,544
Paid-in capital	25,448,928	25,448,928

Retained deficit	(25,785,567)	(25,699,352)

Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)

Total Stockholders' Equity (Deficit)	(307,378)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$276	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
 STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and 2009
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-
Operating Costs:
General and administrative	21,398	-	69,512	-

Operating Loss	(21,398)	-	(69,512)	-

Other Expense:
Interest expense	5,898	4,931	16,703	14,633
Total Other Expense	5,498	4,931	16,703	14,633

Loss Before Income Taxes	(27,296)	(4,931)	(86,215)	(14,633)
Income Taxes	-	-	-	-

Net Loss	$(27,296)	$(4,931)	$(86,215)	$(14,633)

Per share data (basic and diluted):
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding (basic and diluted):	43,539,291	43,539,291	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:

Net loss	$(86,215)	$(14,633)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accounts payable	25,599
Accrued liabilities	10,892	14,633

Net cash used in operating activities	(49,724)	-

Cash flows from financing activities:

Proceeds from short term loan	50,000	-

Net cash provided by financing activities	50,000	-

Net increase (decrease) in cash and cash equivalents	276	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$276	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The unaudited financial statements included herein have been prepared by Shearson American REIT, Inc. (“SART I” or “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Although SART I believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations.  These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the SART I’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months and nine months periods ended September 30, 2010 are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2010.
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

Cash and Cash Equivalents:

We consider all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.
Net Loss per Share:
Accounting Standards Codification (“ASC”) 260, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. The calculation of both basic and diluted earnings per share include the effects of the rescissions and retractions of certain previously authorized shares and stock splits as further detailed in Note 7. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended September 30, 2010 that are of significance, or potential significance, to us.

Note 4.  Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2010	2009
Litigation judgment	$100,501	$100,501
Accrued interest on litigation judgment	131,220	114,718
Due to officer	100	0
Other accruals	234	5,944

Total accrued liabilities	$232,055	$221,163

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

Note 5.  Loan Payable

During August 2010, the Company received a $50,000 uncollateralized loan from an unrelated party. Principal and accrued interest are due on demand.  The loan accrues interest at the Bank of America prime rate, currently at 3.25% per annum, adjusted quarterly.

Note 6.  Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$1,715,000	$1,686,000

Total deferred tax assets	1,715,000	1,686,000
Less: valuation allowance	(1,715,000)	(1,686,000)

Net deferred taxes	$—	$—

As of September 30, 2010 and December 31, 2009 the Company had net operating loss carryforwards of approximately $4,300,000 and  $4,200,000, respectively.  The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

On January 1, 2007, the Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes. There was no cumulative effect as a result of applying these provisions and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of September 30, 2010 or December 31, 2009, respectively. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

Note 7.  Stockholders’ Equity (Deficit)

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

On August 9, 2010 the Board of Directors authorized an increase in authorized common stock from 75,000,000 shares to 250,000,000 shares.

On September 3, 2010 the Board of Directors authorized 20,000,000 preferred shares having a par value of $.001.

Note 8.  Related Party Transactions

During the nine month period ended September 30, 2010 the Company’s Chief Executive Officer advanced $10,000 towards audit fees of the Company.  The $10,000 was repaid to the Officer during the three months ended September 30, 2010.

The Company incurred a liability for the reimbursement of Company related travel and entertainment expenses by a family member related to the beneficiaries of the Company’s principal shareholder, the Walsh Family Trust.  The expenses incurred were $14,284 and $5,944 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The expenses, net of reimbursements, are included in accrued expenses with balances of $35 and $5,944 as of September 30, 2010 and December 31, 2009, respectively.

Note 9.  Subsequent Events

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

Results of Operations

For the three and nine months ended September 30, 2010 as compared to the three months and nine months ended September 30, 2009, our operations consisted of the following:
Revenues.  We had no revenues for the three and nine months ended September 30, 2010 and September 30, 2009, and we do not presently have any revenue generating business.

General and administrative expenses.   General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months ended September 30, 2010 and September 30, 2009 were approximately $21,398 and $-0-, respectively, and for the nine months ended September 30, 2010 and September 30, 2009 were $69,512 and $-0-, respectively. The increase in expenses primarily resulted from the audit of the 2008 and 2009 financial statements and the related filings, as well as subsequent filings, with the Securities and Exchange Commission during the three month and nine month period ended September 30, 2010.

Interest expense.  Interest expense for the three months ended September 30, 2010 and September 30, 2009 of $5,898 and $4,931, respectively, and for the nine months ended September 30, 2010 and September 30, 2009 of $16,703 and $14,633, respectively, consist of interest on a judgment against the Company as further detailed in Note 4 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources
SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company.  Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.  As of September 30, 2010 the Company had a cash or cash equivalents balance of $276.

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
During the third quarter of 2010, we utilized the occupied office space of our Chief Financial Officer. The officer has waived his rights to be reimbursed for these costs.
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
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows
Net cash flows used in operating activities consisted of $49,724 and $0 for the nine months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and September 30, 2009, we had no cash flows from investing activities.  Our financing activities for the nine months ended September 30, 2010 consisted of proceeds from a loan, payable on demand, for $50,000.
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

Critical Accounting Policies and Estimates

As of September 30, 2010, our critical accounting policies and estimates had not changed materially from those set forth in our Form 10-K for the year ended December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.
Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1.  Legal Proceedings
As of September 30, 2010, the Company’s legal proceeding had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 1A.  Risk Factors
As of September 30, 2010, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

During August 2010, the Company received a $50,000 uncollateralized loan from an unrelated party. Principal and accrued interest are due on demand.  The loan accrues interest at the Bank of America prime rate, currently at 3.25% per annum, adjusted quarterly. The loan is not documented in writing.

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