Form 10-K/A
period 2009-12-31
Shearson American REIT, Inc.
filed 2011-04-04
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 2 )
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 N. 7th Street, Suite 340, Phoenix, AZ	85006
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (602) 743-7796
Securities registered pursuant to Section 12(b) of the Act:
None

  Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

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

As of April 1, 2011 a total of 43,539,291 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
 None

SHEARSON AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PEROD FROM OCTOBER 16, 2009 THROUGH  DECEMBER 31, 2009

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010 (“Initial 10-K”) and amended on November 9, 2010 (“10-K Amendment No. 1”).  This Form 10-K/A (Amendment No. 2) is filed to amend the Initial 10-K in response to comments received from the SEC.  Through this amendment we are correcting the disclosures and financial statements to indicate that the Company became a development stage company as of October 16, 2009.

This Form 10−K/A (Amendment No. 2) does not reflect events occurring after the filing of the Initial 10-K on March 15, 2010, and no other information in the Initial 10-K is amended hereby. Other events or circumstances occurring after the date of the Initial 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-K. Accordingly, this Form 10−K/A (Amendment No. 2) should be read in conjunction with the Initial 10-K, 10-K Amendment No. 1 and our filings with the SEC subsequent to the filing of the Initial 10−K.

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

GENERAL BUSINESS PLAN

The Company commenced its development stage status and changed its name on October 16, 2009 to Shearson American REIT, Inc. with the sole purpose of becoming a Real Estate Investment Trust (REIT). The Company and its management have no experience in operating or creating a REIT, nor is there any assurance that we can acquire an existing REIT.

The Board of Directors authorized the development of a Business Plan and an implementation document to qualify as a Real Estate Investment Trust (REIT) and or acquire an existing REIT.  It was further resolved that the Company would do business as (DBA) PSA, Inc. until such time as it qualifies as a REIT.

For the Company to qualify as a REIT it must qualify under the Internal Revenue Code, Section 857 (IRS Code).  The Company has not sought approval nor does it believe that it currently qualifies as a REIT.  Under the IRS Code the Company, among other requirements, must have a minimum of 100 shareholders, have no more than 50% of the shares held directly or indirectly by five or fewer individuals by the 2nd year as a REIT, invest at least 75% of total assets in qualifying real estate assets, derive at least 75% of gross income from rents from real property, or interest on mortgages on real property and distribute 90% of otherwise taxable income.

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

The Company had a pending contract with New York Network, LLC which would have included ten low power television licenses under the call sign WBVT-TV, another with Victory Entertainment Corp. and finally a contract with U.S. Dental, Inc. The Company was unable to complete these acquisitions and any contract cost or advances made towards the acquisitions were lost. None of the Company’s common stock that was planned as part of the consideration for the purchase was issued.

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

The Company’s sole manager is not required to and does not devote his full time to the affairs of the Company. Because of his time commitments to SART-I as well as the fact that we have no business operations, our manager anticipates that he will not devote a significant amount of time to the activities of the Company, except in connection with identifying a suitable acquisition target business or property to acquire or develop.

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

Zurlo v. PSA, INC. et al., Superior Court of Los Angeles Count California Case No. SC064886.  In January 2001, a suit was filed by Carment Zurlos and Brad Holcomb, alleging breach of contract and fraud. This claim has been settled.

As of March 15, 2010 the Company has no outstanding or pending litigation matters.

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2009, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 43,543,541 shares had been issued and 43,539,291 shares were outstanding as of December 31, 2009.  No preferred stock has been authorized.

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

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Since SART I became inactive after the events of September 11, 2001, the Company has had no business operations. On October 16, 2009 PSA changed its name to Shearson American REIT, Inc. (SART I) and became a development stage company.  SART I hopes to become a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate.

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

Results of Operations

For the period from October 16, 2009 to December 31, 2009 operations consisted of the following:

Revenues and Cost of revenues.  Since becoming inactive after the events of September 11, 2001, PSA has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses for the period October 16, 2009 to December 31, 2009 consist primarily of filing costs, travel and entertainment costs of $5,944.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under the Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.   In addition, the Form 10-Ks for the year ended December 31, 2009 was not filed timely .  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company)

We have audited the accompanying balance sheet of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the period from October 16, 2009 to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) at December 31, 2009, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the period from October 16, 2009 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has suffered operating losses and its negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP

Phoenix, Arizona
March 12, 2010

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2009

ASSETS
Current Assets:	$—
Total Assets	$—

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued liabilities	$221,163
Total Liabilities	221,163

Commitments and Contingencies	—

Stockholders' Equity (Deficit):
Common stock - $.001 par value; 75,000,000 shares authorized; 43,543,541 shares issued and 43,539,291 outstanding as of December 31, 2009	43,544
Paid-in capital	25,448,928
Retained deficit	(25,699,352)
Less Treasury Stock 4,250 shares, at cost	(14,283)
Total Stockholders' Equity (Deficit)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$—

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period from October 16, 2009 through December 31, 2009

Revenues	$-
Operating Costs:
General and administrative	5,944
Operating Income (Loss)	(5,944)

Other Expense:
Interest expense	(4,127)
Total Other Expense	(4,127)

Income (Loss) Before Income Taxes	(10,071)
Income Taxes	-
Net Loss	(10,071)

Per share data (basic and diluted):
Net loss per share	$(0.00)

Weighted Average Number of Shares Outstanding (basic and diluted):	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the Period from October 16, 2009 through December 31, 2009

	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at October 16, 2009	43,543,541	$43,544	$25,448,928	$(25,689,281)	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009				(10,071)		(10,071)

Balance at December 31, 2009	43,543,541	$45,544	$25,448,928	$(25,673,843)	$(14,283)	$(195,654)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Period from October 16, 2009 through December 31, 2009

Cash flows from operating activities:
Net loss	$(10,071)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accrued liabilities	10,071

Net cash used in operating activities	-

Net increase (decrease) in cash and cash equivalents	-

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Nature of the Company:

The Company changed its name on October 16, 2009 to Shearson American REIT, Inc. with the purpose of creating a Real Estate Investment Trust. On October 16, 2009 the Company became a development stage company. The Company wishes to be a fully integrated Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate. We intend to invest primarily in institutional-quality multi-use and multi-family properties located throughout the United States. The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects.

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

Note 2. Summary of Significant Accounting Polices and Use of Estimates

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

Development Stage:

On October 16, 2009 the Company became a development stage company as defined in Accounting Standards Codification 915, “Development Stage Entities” and has accounted for operations in accordance with those standards commencing on October 16, 2009. The Company had been dormant since September, 2001 until the commencement of the development stage period on October 16, 2009. No revenue was earned during the dormant period. Expenses, comprising of $110,591 in interest, was accrued on a litigation judgment during the dormant period.

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

Note 3. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,
2009
Litigation judgment	$100,501
Accrued interest on litigation judgment	114,718
Other Accruals	5,944
Total accrued liabilities	$221,163

A judgment was entered against the Company in 2002 for $100,501. As of the date of this filing the judgment remains unpaid. The Company has recorded the liability and the interest accrued thereon at a rate of 10% per annum. A judgment may be executed upon for 10 years from the date of entry. This time may be extended if the judgment creditor refiles the judgment in the county it was originally issued in. The Company disputes the judgment and has a continuing effort to settle this claim.

Note 4. Income Taxes
As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2009 are as follows:

December 31,
2009
Deferred tax assets:
Net operating loss carryforwards	$1,686,000
Total deferred tax assets	1,686,000
Less: valuation allowance	(1,686,000)
Net deferred taxes	$—

As of December 31, 2009 the Company has net operating loss carryforwards of approximately $4,200,000. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required.

On January 1, 2007, the Company adopted the provisions of ASC 740 related to accounting for uncertainty in income taxes. There was no cumulative effect as a result of applying these provisions and no adjustment was made to the opening balance of accumulated deficit. Additionally, the Company did not have any unrecognized tax benefits or accrued amounts for interest and penalties as of December 31, 2009. Future amounts of accrued interest expense and penalties, if any, will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.

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

As of March 23, 2011 these financial statements were revised to include the presentation as a development stage company as defined in Accounting Standards Codification 915, “Development Stage Entities”. In addition Note 1 and Note 2 were amended to include the Accounting Standards Codification reference and wording.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2009, the officers and directors of the Company were:

Name:	Age	Position

John Williams	88	Chairman of the Board of Directors, CEO and CFO
Richard Orcutt	56	President, Chief Operating Officer and Director
James Angelakis	42	Secretary
Jonathan Schatz	50	Independent Director

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

Richard Orcutt has served as President and Chief Operating Officer of the Company since October, 2009. For 22 years Mr. Orcutt built and managed sales organizations opening offices both domestically and internationally. From 2004 to present Mr. Orcutt has served as Director of Sales with the startup Iovation, Inc. where he is directly responsible for generating all sales revenue.  Iovation, Inc.’s products for Intel and SAP Software have been very successfully marketed to financial institutions. He graduated from Northern Illinois University with a B.S. degree in Education in 1973.  Mr. Orcutt was employed from 1983 to 1997 and was Director of Sales for a startup company, Inacom, Inc., that grew to four billion dollars in revenue. Mr. Orcutt created sales management models, directed sales efforts, and business development activities and strategies that built Inacom into a $4 billion company.   Mr. Orcutt possesses particular knowledge and experience in business development, strategic planning and team building that strengthen the Company and Board’s collective qualifications, skills and experience.

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

(1) Percentages based upon 43,539,291 shares of the Company’s common stock outstanding as of December 31, 2009.

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	April 1, 2011
John Williams
CEO

By:	/s/ John D. Glassgow	April 1, 2011
John D. Glassgow
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	April 1, 2011
John Williams

/s/ John D. Glassgow	Director	April 1, 2011
John D. Glassgow

/s/ Patrick Galvin	Director	April 1, 2011
Patrick Galvin