Form 10-Q/A
period 2010-03-31
Shearson American REIT, Inc.
filed 2011-04-04
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
There were 43,539,291 shares of the registrant’s common stock outstanding as of April 1, 2011 .

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 9, 2010 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No. 1) is filed to amend the Initial 10-Q in response to comments received from the SEC.  Through this amendment we are correcting the disclosures and financial statements to indicate that the Company became a development stage company as of October 16, 2009.

This Form 10−Q/A (Amendment No. 1) does not reflect events occurring after the filing of the Initial 10-Q on November 9, 2010, and no other information in the Initial 10-Q is amended hereby. Other events or circumstances occurring after the date of the Initial 10-Q or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-Q. Accordingly, this Form 10−Q/A (Amendment No. 1) should be read in conjunction with the Initial 10-Q and our filings with the SEC subsequent to the filing of the Initial 10−Q.

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	4

	(Unaudited) Statements of Operations for the Three Months Ended March 31, 2010 and the period from October 16, 2009 to March 31, 2010	5

	(Unaudited) Statements of Cash Flows for the Three Months Ended March 31, 2010 and for the period from October 16, 2009 to March 31, 2010	6

	Notes to Financial Statements (Unaudited)	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	[Removed and Reserved]	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development State Company)
 STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three	For The Period From
	Months Ended	October 16, 2009
	March 31, 2010	to March 31, 2010
Revenues	$-	$-
Operating Costs:
General and administrative	42,954	48,898
Operating Income (Loss)	(42,954)	(48,898)

Other Expense:
Interest expense	(5,307)	(9,434)
Total Other Expense	(5,307)	(9,434)
Income (Loss) Before Income Taxes	(48,261)	(58,332)
Income Taxes	-	-
Net Loss	$(48,261)	$(58,332)

Per share data (basic and diluted):
Net loss per share	$(0.00)

Weighted Average Number of Shares
Outstanding (basic and diluted):	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three	For The Period From
	Months Ended	October 16, 2009
	March 31, 2010	to March 31, 2010
Cash flows from operating activities:
Net loss	$(48,261)	$(58,332)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accounts payable	24,876	24,876
Accrued liabilities	23,385	33,456
Net cash used in operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

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

The Company incurred a liability for the reimbursement of Company related travel and entertainment expenses by a family member related to the beneficiaries of the Company’s principal shareholder, the Walsh Family Trust.  The expenses incurred were $8,079 and $5,944 for the three months ended March 31, 2010 and the period ended December 31, 2009, respectively.  The unpaid reimbursements are included in accrued expenses with balances of $14,023 and $5,944 as of March 31, 2010 and December 31, 2009, respectively.

Note 8.  Subsequent Events

On July 9, 2010 SART I filed a Form 10, General Form for Registration of Securities.  On September 23, 2010 an amendment to the Form 10 filing (Amendment No. 1) was submitted. Additional amendments to the Form 10 filing were filed on November 9, 2010 and December 20, 2010, Amendments No. 2. and No. 3 respectively. An additional amendment is being submitted as of the date of the filing of this Form 10-Q (Form 10 Amendment No. 4).  The Form 10 registration became effective on September 7, 2010.

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

Overview

Since SHEARSON became inactive after the events of September 11, 2001 the Company has had no business operations. On October 16, 2009 the Company commenced its development stage status and PSA changed its name to Shearson American REIT, Inc. for the sole purpose of becoming a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality multi-use and multi-family properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust that will acquire, develop, own, operate and sell real estate.  The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects. There can be no assurance that we will be able to identify or successfully complete any such transactions.  As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.

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

Results of Operations

For the three months ended March 31, 2010 our operations consisted of the following:

Revenues.  We had no revenues for the three months ended March 31, 2010 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months ended March 31, 2010 were approximately $43,000.

Interest expense.  Interest expense for the three months ended March 31, 2010 of $5,307 consist of interest on a judgment against the Company as further detailed in Note 4 in the Notes to  Financial Statements contained in this filing.

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

Summary of Cash Flows

There was no cash flow used or provided from operating activities for the three months ended March 31, 2010.  For the three months ended March 31, 2010 we had no cash flows from investing or financing activities.

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

shearson american reit, inc.
(Registrant)

Dated: April 1, 2011

By:	/s/ John williams
Chief Executive Officer

By:	/s/ John d. glassgow
Chief Financial Officer