Form 10-Q/A
period 2010-09-30
Shearson American REIT, Inc.
filed 2011-04-04
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-Q for the three and six months ended June 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 9, 2010 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No. 1) is filed to amend the Initial 10-Q in response to comments received from the SEC.  Through this amendment we are correcting the disclosures and financial statements to indicate that the Company became a development stage company as of October 16, 2009.

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

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three	For the Six	For the Period
	Months Ended	Months Ended	From October 16, 2009
	June 30, 2010	June 30, 2010	to June 30, 2010

Revenues	$-	$-	$-
Operating Costs:		-	-
General and administrative	5,159	48,114	54,058
Operating Income (Loss)	(5,159)	(48,114)	(54,058)

Other Expense:
Interest expense	5,498	10,805	14,932
Total Other Expense	5,498	10,805	14,932
Income (Loss) Before Income Taxes	(10,657)	(58,919)	(68,990)
Income Taxes	-	-	-
Net Loss	$(10,657)	$(58,919)	$(68,990)

Per share data (basic and diluted):
Net lossper share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding (basic and diluted):	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six	For the Period
	Months Ended	From October 16, 2009
	June 30, 2010	to June 30, 2010

Cash flows from operating activities:
Net loss	$(58,919)	$(68,990)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accounts payable	29,466	29,466
Accrued liabilities	29,453	39,524
Net cash used in operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

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

The Company incurred a liability for the reimbursement of Company related travel and entertainment expenses by a family member related to the beneficiaries of the Company’s principal shareholder, the Walsh Family Trust.  The expenses incurred were $8,169 and $5,944 for the six months ended June 30, 2010 and the period ended December 31, 2009, respectively.  The unpaid reimbursements are included in accrued expenses with balances of $14,113 and $5,944 as of June 30, 2010 and December 31, 2009, respectively.

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

Overview

Since SHEARSON became inactive after the events of September 11, 2001 the Company has had no business operations. On October 16, 2009  the Company commenced its development state status and PSA changed its name to Shearson American REIT, Inc. for the sole purpose of becoming a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality multi-use and multi-family properties located in the United States. In addition, we may invest in other real estate investments including, but not limited to, properties located outside of the United States, mortgage loans and ground leases. We wish to be a fully integrated global Real Estate Investment Trust that will acquire, develop, own, operate and sell real estate.  The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects. There can be no assurance that we will be able to identify or successfully complete any such transactions.  As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.

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

Results of Operations

For the three and six months ended June 30, 2010 our operations consisted of the following:
Revenues.  We had no revenues for the three or six months ended June 30, 2010 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three and six months ended June 30, 2010 a were approximately $5,159 and $48,114, respectively.

Interest expense.  Interest expense for the three and six months ended June 30, 2010 was $5,498 and $10,805, respectively. Interest expense consist of interest on a judgment against the Company as further detailed in Note 4 in the Notes To Financial Statements contained in this filing.

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

Summary of Cash Flows

There was no cash flow used or provided from operating activities for the six months ended June 30, 2010.  For the six months ended June 30, 2010 we had no cash flows from investing or financing activities.

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