Form 10-Q/A
period 2010-09-30
Shearson American REIT, Inc.
filed 2011-04-04
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-Q for the three and nine months ended September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 9, 2010 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No. 1) is filed to amend the Initial 10-Q in response to comments received from the SEC.  Through this amendment we are correcting the disclosures and financial statements to indicate that the Company became a development stage company as of October 16, 2009.

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

Table of Contents

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	4

	(Unaudited) Statements of Operations for the Three and Nine Months Ended September 30, 2010 and for the period from October 16, 2009 to September 30, 2010	5

	(Unaudited) Statements of Cash Flows for the Nine Months Ended September 30, 2010 and for the period From October 16, 2009 to September 30, 2010	6

	Notes to Financial Statements (Unaudited)	7 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	[Removed and Reserved]	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

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

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
 STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three	For the Nine	For the Period
	Months Ended	Months Ended	From October 16, 2009 to
	September 30, 2010	September 30, 2010	to September 30, 2010

Revenues	$-	$-	$-
Operating Costs:		-	-
General and administrative	21,398	69,512	75,456
Operating Income (Loss)	(21,398)	(69,512)	(75,456)

Other Expense:
Interest expense	5,898	16,703	20,830
Total Other Expense	5,898	16,703	20,830
Income (Loss) Before Income Taxes	(27,296)	(86,215)	(96,286)
Income Taxes	-	-	-
Net Loss	$(27,296)	$(86,215)	$(96,286)

Per share data (basic and diluted):
Net loss per share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding (basic and diluted):	43,539,291	43,539,291

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine	For the Period
	Months Ended	From October 16, 2009
	September 30, 2010	to September 30, 2010

Cash flows from operating activities:
Net loss	$(86,215)	$(96,286)
Adjustments to reconcile net loss to net cash used in operating activities-
Changes in assets and liabilities
Accounts payable	25,599	25,599
Accrued liabilities	10,892	20,963
Net cash used in operating activities	(49,724)	(49,724)

Cash flows from financing activities:
Proceeds from short term loan	50,000	50,000
Net cash provided by financing activities	50,000	50,000

Net increase (decrease) in cash and cash equivalents	276	276

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$276	$276

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

Cash and Cash Equivalents

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

Note 4.  Accrued Liabilities

Accrued liabilities consist of the following:
	September 30,	December 31,
	2010	2009
Litigation judgment	$100,501	$100,501
Accrued interest on litigation judgment	131,220	114,718
Due to officer	100	0
Other accruals	234	5,944

Tt Total accrued liabilities	$232,055	$221,163

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

Note 6.  Income Taxes

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$1,715,000	$1,686,000

Total deferred tax assets	1,715,000	1,686,000
L Less: valuation allowance	(1,715,000)	(1,686,000)

N Net deferred taxes	$—	$—

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

The Company incurred a liability for the reimbursement of Company related travel and entertainment expenses by a family member related to the beneficiaries of the Company’s principal shareholder, the Walsh Family Trust.  The expenses incurred were $14,284 and $5,944 for the nine months ended September 30, 2010 and the period ended December 31, 2009, respectively.  The expenses, net of reimbursements, are included in accrued expenses with balances of $35 and $5,944 as of September 30, 2010 and December 31, 2009, respectively.

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
2

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

Results of Operations

For the three and nine months ended September 30, 2010 our operations consisted of the following:

Revenues.  We had no revenues for the three and nine months ended September 30, 2010 and we do not presently have any revenue generating business.

General and administrative expenses.   General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months and nine months ended September 30, 2010 were approximately $21,398 and $69,512, respectively.

Interest expense.  Interest expense for the three and nine months ended September 30, 2010 of $5,898 and $16,703 respectively, consist of interest on a judgment against the Company as further detailed in Note 4 in the Notes To Financial Statements contained in this filing.

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

Summary of Cash Flows

Net cash flows used in operating activities consisted of $49,724 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010 we had no cash flows from investing activities.  Our financing activities for the nine months ended September 30, 2010 consisted of proceeds from a loan, payable on demand, for $50,000.

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