Form 10-K/A
period 2009-12-31
Shearson American REIT, Inc.
filed 2011-08-17
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No.  3 )
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 N. 7th Street, Suite 340, Phoenix, AZ	85006
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2011 a total of 74,518,999 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
 None

SHEARSON AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PEROD FROM OCTOBER 16, 2009 THROUGH  DECEMBER 31, 2009

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 3) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010 (“Initial 10-K”) and amended on November 9, 2010 (“10-K Amendment No. 1”) and April 4, 2011, (“10-K Amendment No. 2”).  This Form 10-K/A (Amendment No. 3) is filed to amend the Initial 10-K in response to comments received from the SEC.  Through this amendment we are correcting the disclosures and financial statements to indicate that the Company became a development stage company as of October 16, 2009.

This Form 10−K/A (Amendment No. 3) does not reflect events occurring after the filing of the Initial 10-K on March 15, 2010, and no other information in the Initial 10-K is amended hereby. Other events or circumstances occurring after the date of the Initial 10-K or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Initial 10-K. Accordingly, this Form 10−K/A (Amendment No. 3) should be read in conjunction with the Initial 10-K, 10-K Amendment No. 1 and No. 2 and our filings with the SEC subsequent to the filing of the Initial 10−K.

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

The Board of Directors authorized the development of a Business Plan and an implementation document to qualify as a Real Estate Investment Trust (REIT).  The Board of Directors has not authorized the Company to combine with any entity or operating company which, once completed, would cause the Company to lose its REIT status or not be able to qualify as a REIT.

For the Company to qualify as a REIT it must qualify under the Internal Revenue Code, Section 857 (IRS Code).  The Company has not sought approval nor does it believe that it currently qualifies as a REIT.  Under the IRS Code, the Company must have a minimum of 100 shareholders.  We currently meet this requirement.  Under the IRS Code, the Company may have no more than 50% of the shares held directly or indirectly by five or fewer individuals by the 2nd year as a REIT.  We do not currently meet this requirement.  Management and the Board of Directors expect that this provision will be met within the time allocated, either by the divestiture of shares currently held by individual shareholders, understanding that we cannot direct an individual shareholder to divest his or her shareholdings and have no plans to acquire the shares of any shareholder, or through the issuance of additional shares by the Company.  Under the IRS Code, the Company must have invested at least 75% of total assets in qualifying real estate assets.  We expect to be compliant within the time allocated through investments made by the Company under its investment strategy.  Under the IRS Code, the Company must derive at least 75% of gross income from rents from real property.  We expect to be compliant within the time allocated once investment begins and operations commence.

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

Although the Company has not identified specific properties to purchase, it anticipates making real estate investments.  After the Company has made investments in 15 projects, we intend to limit the percentage of investment made in an individual project to 10% of the Company’s assets.  Exceptions to these investment limitations will be considered only following authorization by the Board of Directors.

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

We had 75,000,000 authorized shares of common stock as of March 15, 2010. As of March 15, 2010, we had 74,518,999 shares of common stock outstanding. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

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

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2009, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 74,518,999 shares had been issued and 74,514,749 shares were outstanding as of December 31, 2009.  No preferred stock has been authorized.

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

Shareholders

As of December 31, 2009 SART I had 74,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

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

SHEARSON intends to acquire properties for cash, stock, a combination of cash and stock and finance the acquisitions, when possible, with traditional financing sources.  In implementing our investment strategy, we will use our management teams’ expertise to identify and evaluate attractive real estate investment opportunities. We expect that our management team will make decisions based on a variety of factors, including expected risk-adjusted return, credit fundamentals, liquidity, availability and cost of financing, market-specific conditions and macroeconomic conditions. In addition, all investment decisions will be made with a view to maintaining our qualification as a REIT.  Financing is not expected to exceed 90% of the value of any one project. The Company will limit mortgages on any one property to a single first mortgage.  Although the Company has not identified specific properties to purchase, it anticipates making real estate investments.  After the Company has made investments in 15 projects, we intend to limit the percentage of investment made in an individual project to 10% of the Company’s assets.  Exceptions to these investment limitations will be considered only following authorization by the Board of Directors.

SHEARSON intends to invest primarily in institutional-quality multi-use and multi-family properties located in the United States.  In addition, we may invest in other real estate investments including, but not limited to, ground leases and leasehold interests in other types of real property.  We have not established a specific investment strategy but may become a fully integrated Real Estate Investment Trust that will acquire, develop, own, operate and monetize real estate.  We do not plan on investing in mortgages or securities.
We have no plans to change our investment objectives.  The process by which we decide to make a real estate investment will benefit from the experience, resources and relationships of our senior management team and from our operation-ready, in-house investment and asset management platform, including its full spectrum of real estate and finance professionals. This process initially will involve:

•	identifying opportunities for real estate investment consistent with our investment objectives;

•	assessing the opportunities to ensure that they meet preliminary screening criteria; and

•	reviewing the opportunities to determine whether to incur costs associated with more in-depth diligence.

•	if the decision is made to proceed with full-scale diligence, the next phase of our investment process will involve assessing the risk-reward profile of the investment through, among other things:

•
intensive data collection by our in-house investment and asset management team and third-party providers, including, as appropriate, financial, physical, legal and environmental due diligence of investment opportunities;

•	data consolidation and comprehensive analysis of the key drivers affecting value, such as cash flows, asset capitalization and asset performance;

•	assessment of the general economic and demographic characteristics of the market;

•	thorough review of the investment capital structure, borrower and tenant analysis, legal structure and deal documentation;

•	evaluation of existing financing or new financing;

•	intensive evaluation and credit analysis of the rent stream; and

•	review of entitlements and zoning.

In assessing the suitability of a particular investment for our portfolio, we will evaluate the expected risk-adjusted return relative to the expected returns available from comparable investments. Our in-house investment and asset management team will also identify opportunities to enhance the asset’s value through, among other things, competitive repositioning, development and targeted physical enhancements. The in-house investment and asset management team will also consider our ability to extract excess value from the investment through active post-acquisition asset management, including regular leasing and operating reviews. Based on the foregoing criteria, among others, we will make an investment decision and, if the decision is made to proceed with an investment, will utilize our extensive knowledge of the market for our target assets, comprehensive investment return analysis and proprietary modeling systems to establish an appropriate price for such assets. Any changes in investment objectives will require the approval of the Board of Directors.

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

Other (expense) income. Interest expense of $4,127 was incurred for the period October 16, 2009 to December 31, 2009.  The interest expense incurred was accrued on an outstanding judgment of $100,501 against the Company.  Refer to Item 3, Legal Proceedings for further details.

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

We have audited the accompanying balance sheet of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the period from October 16, 2009 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) at December 31, 2009, and the results of its operations and its cash flows for the period from October 16, 2009 (Inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has suffered operating losses and has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A. Certified Public Accountants
Tampa, Florida
August 9, 2011

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2009
(Restated)

ASSETS
Current Assets
Total current assets	$-
Total Assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued Liabilities	$221,163
Total Liabilities	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 74,518,999 shares issued and 74,514,749 shares outstanding	74,519
Paid-in Capital	25,417,953
Retained deficit- Prior to Development Stage	(25,689,281)
Deficit accumulated during the development stage	(10,071)
Less Treasury Stock 4,250 shares, at cost	(14,283)
Total Stockholders' Equity (Deficit)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period from October 16, 2009 (Inception) through December 31, 2009
(Restated)

Revenue	$-

Operating costs:
General and administrative	5,944

Operating loss	(5,944)

Other expense:
Interest	(4,127)

Loss before income taxes	(10,071)

Income taxes	-

Net loss	$(10,071)

Per share information: Basic and Diluted
Net loss per share	$(0.00)
Weighted average shares outstanding	74,518,999

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from October 16, 2009 (Inception) through December 31, 2009
(Restated)

					Deficit
					Accumulated
				Accumulated	During the
	Common Stock		Paid-in	Deficit Prior to the	Development	Treasury
	Shares	Amount	Capital	Development Stage	Stage	Stock	Total
Balance at October 16, 2009	74,518,999	$74,519	$25,417,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009	74,518,999	$74,519	$25,417,953	$(25,689,281)	$(10,071)	$(14,283)	$(221,163)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Period from October 16, 2009 (Inception) through December 31, 2009

Cash flows from operating activities:
Net loss	$(10,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accrued liabilities	10,071
Net cash used in operating activities	-

Cash flows from investing activities	-

Cash flows from financing activities	-

Net increase (decrease) in cash	-
Cash beginning of period	-
Cash end of period	$-

Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1. Organization

Nature of the Company:

The Company changed its name on October 16, 2009 to Shearson American REIT, Inc. (“SART I”) with the purpose of creating a Real Estate Investment Trust. On October 16, 2009 the Company became a development stage company. The Company wishes to be a fully integrated Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate. We intend to invest primarily in institutional-quality multi-use and multi-family properties located throughout the United States. The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects. Since inception on October 16, 2009, the Company has had no significant operations.

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

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Income taxes:

We compute income taxes in accordance with FASB ASC Topic 740, Income Taxes.  Under ASC 740, provisions for income taxes are based on taxes payable or refundable during each reporting period and changes in deferred taxes.  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.   Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.  Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date.  Deferred taxes are classified as current or non-current depending on the classifications of the assets and liabilities to which they relate.   Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.   If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2009, aggregating $10,071 and has working capital and stockholder deficits of $221,163 at December 31, 2009. In addition, the Company has no revenue generating operations.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009 or subsequent thereto which would have a material impact on our financial statements.

Note 3. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,
2009
Litigation judgment	$100,501
Accrued interest on litigation judgment	114,718
Other Accruals	5,944
Total accrued liabilities	$221,163

A judgment was entered against the Company in 2002 for $100,501. As of the date of this filing the judgment remains unpaid. The Company has recorded the liability and the interest accrued thereon at a rate of 10% per annum. A judgment may be executed upon for 10 years from the date of entry. This time may be extended if the judgment creditor re-files the judgment in the county it was originally issued in. The Company disputes the judgment and has made a continuing effort to settle this claim.

Note 4. Income Taxes

Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the period from inception to December 31, 2009. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2009 are as follows:

Deferred tax assets:
Net operating loss carryforwards	$1,686,000
Total deferred tax assets	1,686,000
Less: valuation allowance	(1,686,000)
Net deferred taxes	$—

As of December 31, 2009 the Company has net operating loss carryforwards of approximately $4,200,000 expiring through 2029. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur.

Note 5. Stockholders’ Equity (Deficiency) – Correction of an Error

The Company has restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. The correcting entry increased the common stock account and reduced the paid in capital account by $30,975. There was no effect on the net loss or the net loss per share.

Note 6. Subsequent Events

At December 31, 2009, the Company had received advances from affiliates aggregating $5,944 to fund its operations. Through August 9, 2011, the Company received additional advances from affiliates aggregating $108,441 of which $36,850 were repaid. The balance due at August 9, 2011, aggregated $77,535.

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

•
The Company did not consult SM&C regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements;

•
Neither a written report nor oral advice was provided to the Company by SM&C that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

•
The Company did not consult SM&C regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 11, 2011, Shearson American REIT (the “Company”) dismissed its auditors, SM&C.  Effective August 1, 2011, the Company engaged Kingery & Crouse, PA (the "New Accountant"), as its independent registered certified public accountant.  The Company's decision to dismiss the SM&C and retain the New Accountant was approved unanimously by its Board of Directors on July 11, 2011.

SM&C’s report on the financial statements for the fiscal years ended December 31, 2008 and December 31, 2009, and through the date of dismissal, was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the fiscal years then ended, except that the report on the financial statements as of December 31, 2008 and December 31, 2009 contained explanatory language that substantial doubt existed about the Company’s ability to continue as a going concern due to significant losses from the Company’s operations and working capital and stockholder deficiencies.

During the two most recent fiscal years and any subsequent interim period there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

During the two most recent fiscal years and any subsequent interim period through the date of dismissal there were no disagreements with the SM&C on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the SM&C would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report.  Based on that review and evaluation, the Company’s CEO and CFO concluded that because of the material weakness described below the Company’s disclosure controls and procedures  were not  effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Based on that assessment, our management has determined that as of December 31, 2009, the Company's internal control over financial reporting was not effective for the purpose for which it is intended based on the following material weaknesses :

•	We lack a functioning audit committee with a financial expert.
•	We did not have adequate segregation of duties within accounting and managerial functions.

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

(1) Percentages based upon 74,518,999 shares of the Company’s common stock outstanding as of December 31, 2009.
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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	August 17, 2011
John Williams
CEO

By:	/s/ John D. Glassgow	August 17 2011
John D. Glassgow
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	August 17, 2011
John Williams

/s/ John D. Glassgow	Director	August 17, 2011
John D. Glassgow

/s/ Patrick Galvin	Director	August 17, 2011
Patrick Galvin