Form 10-K/A
period 2009-12-31
Shearson American REIT, Inc.
filed 2011-08-17
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No.  4 )
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 N. 7th Street, Suite 340, Phoenix, AZ	85006
(Address of principal executive offices)	(Zip Code)

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

Documents Incorporated By Reference
 None

EXPLANATORY NOTE

This Amendment No. 4 is being filed to soleoy correct the signatories on the Signature page and the Certifications.  No other changes have been made since the filing of Amendment No. 3.

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

Based on that assessment, our management has determined that as of December 31, 2009, the Company's internal control over financial reporting was not effective for the purpose for which it is intended based on the following material weaknesses:

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	August 17, 2011
John Williams
CEO

By:	/s/ Aaron J. Phipps	August 17 2011
Aaron J. Phipps
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	August 17, 2011
John Williams

/s/ Patrick Galvin	Director	August 17, 2011
Patrick Galvin