Form 10-K
period 2010-12-30
Shearson American REIT, Inc.
filed 2011-09-07
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2010	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2509 Dakota Rock Road, Ruskin, FL	33570
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 31, 2011 a total of 74,518,999 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
 None

SHEARSON AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PEROD FROM JANUARY 1, 2010 THROUGH  DECEMBER 31, 2010

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

Employees

As of December 31, 2010, the Company had three employees, Richard Orcutt, President, James Angelakis, Secretary, and Jonathon Schatz, Treasurer. Each of the employees devote a portion of their time to their duties with SART I while devoting their remaining time to their other affairs.

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

We had 75,000,000 authorized shares of common stock as of March 15, 2010. As of August 31, 2011, we had 74,518,999 shares of common stock outstanding. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

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

To date, there has been only a limited public market for our common stock. Our common stock was quoted on the OTCBB as of December 31, 2010. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

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

As of August 31, 2011 the Company has no outstanding or pending litigation matters.

ITEM 4.     [Removed and Reserved]

PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2010, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 74,518,999 shares had been issued and 74,514,749 shares were outstanding as of December 31, 2010.  No preferred stock has been authorized.

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

2010	High	Low
First Quarter	$ .01	$ .01
Second Quarter	$ .01	$ .01
Third Quarter	$ .01	$ .01
Fourth Quarter	$ .0001	$ .0001

2009
First Quarter	$ .001	$ .001
Second Quarter	$ .0001	$ .0001
Third Quarter	$ .0001	$ .0001
Fourth Quarter	$ .01	$ .01

Shareholders

As of December 31, 2010 SART I had 74,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

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

identifying opportunities for real estate investment consistent with our investment objectives;

assessing the opportunities to ensure that they meet preliminary screening criteria; and

reviewing the opportunities to determine whether to incur costs associated with more in-depth diligence.

if the decision is made to proceed with full-scale diligence, the next phase of our investment process will involve assessing the risk-reward profile of the investment through, among other things:

—
intensive data collection by our in-house investment and asset management team and third-party providers, including, as appropriate, financial, physical, legal and environmental due diligence of investment opportunities;

—	data consolidation and comprehensive analysis of the key drivers affecting value, such as cash flows, asset capitalization and asset performance;

—	assessment of the general economic and demographic characteristics of the market;

—	thorough review of the investment capital structure, borrower and tenant analysis, legal structure and deal documentation;

—	evaluation of existing financing or new financing;

—	intensive evaluation and credit analysis of the rent stream; and

—	review of entitlements and zoning.

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

Results of Operations

For the period from January 1, 2010 to December 31, 2010 operations consisted of the following:

Revenues and Cost of revenues.  Since becoming inactive after the events of September 11, 2001, PSA has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses for the period January 1, 2010 to December 31, 2010 consist primarily of filing costs, travel and entertainment costs, professional fees of $94,599.

Other (expense) income.  Interest expense of $22,544 was incurred for the period January 1, 2010 to December 31, 2010.  The interest expense incurred was accrued on an outstanding judgment of $100,501 against the Company.  Refer to Item 3, Legal Proceedings for further details.

Liquidity and Capital Resources

SART I has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity or debt sources. There is no assurance that any such equity or debt sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under the Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the year ended December 31, 2009 was not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.     Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,598	$-
Bank Overdraft	311	-
Loans payable	75,247	5,944
Accrued Liabilities	237,150	215,219
Total Liabilities	338,306	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 74,518,999 shares issued and 74,514,749 shares outstanding	74,519	74,519
Paid-in Capital	25,417,953	25,417,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Deficit accumulated during the development stage	(127,214)	(10,071)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(338,306)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Year Ended December 31, 2010,
Period From Inception (October 16, 2009) through December 31, 2009, and
Period From Inception (October 16, 2009) through December 31, 2010

	Year Ended	Inception to	Inception to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating costs:
General and administrative	94,599	5,944	100,543

Operating loss	(94,599)	(5,944)	(100,543)

Other expense:
Interest	(22,544)	(4,127)	(26,671)

Loss before income taxes	(117,143)	(10,071)	(127,214)

Income taxes	-	-	-

Net loss	$(117,143)	$(10,071)	$(127,214)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	74,518,999	74,518,999

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From October 16, 2009 through December 31, 2009

	Common Stock		Paid-in	Accumulated Deficit Prior to the Development	Deficit Accumulated During the Development	Treasury
	Shares	Amount	Capital	Stage	Stage	Stock	Total

Balance at October 16, 2009	74,518,999	$74,519	$25,417,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009	74,518,999	74,519	25,417,953	(25,689,281)	(10,071)	(14,283)	(221,163)

Net loss for the year ended December 31, 2010	-	-	-	-	(117,143)	-	(117,143)

Balance December 31, 2010	74,518,999	$74,519	$25,417,953	$(25,689,281)	$(127,214)	$(14,283)	$(338,306)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Period From Inception (October 16, 2009) through December 31, 2009,
Year Ended December 31, 2010, and
Period From Inception (October 16, 2009) through December 31, 2010,

	Year Ended	Inception to	Inception to
	December 31,	December 31,	December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(117,143)	$(10,071)	$(127,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Accounts payable	25,598	-	25,598
Loans payable	31,552	-	31,552
Accrued liabilities	21,931	10,071	32,002
Net cash used in operating activities	(38,062)	-	(38,062)

Cash flows from investing activities	-	-	-

Proceeds from loans payable	74,600	-	74,600
Repayments of loans payable	(36,849)	-	(36,849)
Bank overdraft	311	-	311
Cash flows from financing activities	38,062	-	38,062

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Shearson American REIT, Inc. (formerly known as PSA, Inc.)
(a development stage company)

We have audited the accompanying balance sheet of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the year ended December 31, 2010, the period from Inception to December 31, 2009, and the period from Inception to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) at December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the year ended December 31, 2010, the period from Inception to December 31, 2009, and the period from Inception to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has suffered operating losses and has negative working capital which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
August 31, 2011

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Fair value of financial instruments

The Company has adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The Company’s financial instruments include cash, accounts payable and accrued liabilities. The carrying amount of this financial instrument approximates fair value, due to the short-term nature of this item.

The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2010, aggregating $127,214 and has working capital and stockholder deficits of $338,306 at December 31, 2010.

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

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base and product distribution. Failure to secure such financing or to raise additional equity capital and to expand its revenue base and product distribution may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010 or subsequent thereto which would have a material impact on our financial statements.

Reclassifications

Certain amounts in the December 31, 2009 financial statements have been reclassified to conform to current year presentation.

Note 3. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,
2009
Litigation judgment	$100,501
Accrued interest on litigation judgment	114,718
Total accrued liabilities	$215,219

December 31,
2010
Litigation judgment	$100,501
Accrued interest on litigation judgment	136,649
Total accrued liabilities	$237,150

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

Note 4. Loans Payable

Through December 31, 2009, an affiliate had paid expenses on behalf of the Company aggregating $5,944. During 2010 this affiliate paid an additional $14,284 of expenses on behalf of the Company. In addition, during 2010 $20,193 of these loans was repaid by the Company.

During 2010 an affiliate paid expenses on behalf of the Company of $16,656 which was repaid during the year.

During 2010 two affiliates advanced the Company an aggregate of $74,600 for working capital purposes. The Company accrued interest of $612 on one of these advances at a rate of 3.25% per annum, which is included in the loan balance at December 31, 2010.

Note 5. Income Taxes

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2010 and the period from inception to December 31, 2009. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2010 and 2009, are as follows:

December 31, 2009
Deferred tax assets:
Net operating loss carryforwards	$1,686,000
Total deferred tax assets	1,686,000
Less: valuation allowance	(1,686,000)
Net deferred taxes	$—

December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$1,720,000
Total deferred tax assets	1,720,000
Less: valuation allowance	(1,720,000)
Net deferred taxes	$—

As of December 31, 2010 the Company has net operating loss carryforwards of approximately $4,300,000 expiring through 2030. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur.

Note 6. Subsequent Events

From January 1, 2011 through August 31, 2011, The Company received additional advances from affiliates aggregating $2,900.

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

On July 11, 2011, Shearson American REIT (the “Company”) dismissed its auditors, SM&C.  Effective August 1, 2011, the Company engaged Kingery & Crouse, PA (the "New Accountant"), as its independent certified public accountant.  The Company's decision to dismiss the SM&C and retain the New Accountant was approved unanimously by its Board of Directors on July 11, 2011.

SM&C’s report on the financial statements for the fiscal years ended December 31, 2008 and December 31, 2009, and through the date of dismissal, was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the fiscal years then ended, except that the report on the financial statements as of December 31, 2008 and December 31, 2009 contained explanatory language that substantial doubt existed about the Company’s ability to continue as a going concern due to significant losses from the Company’s operations and working capital and stockholder deficiencies

During the two most recent fiscal years and any subsequent interim period there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

We lack a functioning audit committee and our board lacks a recognized financial expert.  We did not have adequate segregation of duties within accounting and management functions.

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

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION.

None

PART III

ITEM 10.                       Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2010, the officers and directors of the Company were:

Name:	Age	Position

John Williams	88	Chairman of the Board of Directors, CEO and CFO
Richard Orcutt	56	President, Chief Operating Officer and Director
James Angelakis	42	Secretary
Jonathan Schatz	50	Independent Director

John Williams has served as a Director of the Company since its inception and as Chairman and CFO since 2002.  Mr. Williams has served as the Company's CEO since December, 2000.  He is also Managing Director of John Williams and Partners, an architectural, civil engineering and construction management firm and has been with the firm since 1958.  The firm has been certified as a minority business enterprise with the Department of Transportation, the City of Los Angeles, the L.A. Unified School District, Caltrans and the Department of Airports.  Mr. Williams, AIA/NOMA, graduated from the University of Southern California with a Bachelor of Architecture Degree in 1955.  He has been a member of the American Institute of Architects since 1958.  Among his most noteworthy design accomplishments have been The Bradley International Terminal (LAX), The Willowbrook Shopping Center, and more than one hundred other projects from redevelopment projects to master planned communities; which included working drawings for mid-rise to high-rise residential and commercial, schools, government and public buildings.  As a result of these and other professional experiences, Mr. Williams possesses particular knowledge and experience in key aspects of the real estate business, public company management and strategic planning that strengthen the Company and the Board’s collective qualifications, skills and experience.

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

Shareholder Nominations

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our 2010 fiscal year.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	All Other Compen- sation ($) (i)	Total ($) (j)
John Williams, CEO & CFO	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the shareholdings, as of December 31, 2010, of SART I’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving  effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of December 31, 2010):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Trust Principal Shareholder 540 Brickell Drive, #1024 Miami, Florida 33131	23,738,650	54.52%

John Williams CEO, CFO and Board of Directors Chairman 5777 W. Century Blvd. #1188 Los Angeles, California 90045	-0-	-0-

Richard Orcutt President, Chief Operating Officer and Director 2509 Dakota Rock Drive, Ruskin Florida 33570	-0-	-0-

Jonathan Shatz Director 11007 Long Boat Drive Cooper City, Florida 33026	-0-	-0-

James Angelakis Secretary 540 Brickell Drive, #1024 Miami, Florida 33131	-0-	-0-

All Officers and Directors as a Group (4 persons)	-0-	-0-

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

ITEM 14.                        Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, Semple, Marchal & Cooper, LLP and Kingery & Crouse P.A.:

		Year ended	Year ended
		December 31,	December 31,
		2010	2009

1	Audit fees	$-0-	-0-
2	Audit-related fees	-0-	-0-
3	Tax fees	-0-	-0-
4	All other fees	-0-	-0-
	Totals	$-0-	$-0-

No fees were paid or accrued during either of the fiscal years listed above.  Instead, the audit expenses for the audits performed for these fiscal years were incurred and paid in a subsequent fiscal year.

As part of its responsibility for oversight of the independent registered public accountants, the Board of Directors has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Kingery & Crouse, P.A..  In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board.

The Company’s principal accountant, Kingery & Crouse, P.A, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15.                      Exhibits
Exhibits

Exhibit No. 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	September 7, 2011
John Williams
CEO

By:	/s/ Aaron J. Phipps	September 7, 2011
Aaron J. Phipps
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	September 7, 2011
John Williams

/s/ Patrick Galvin	Director	September 7, 2011
Patrick Galvin