Form 10-Q
period 2011-03-31
Shearson American REIT, Inc.
filed 2011-09-07
CIK 1065001

….
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-29627
Shearson American REIT, Inc.
(Formerly Known as PSA, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	88-0212662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2509 Dakota Rock Road, Ruskin, FL (Address of principal executive offices)	33570 (Zip Code)

(602) 743-7796
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

There were 74,518,999 shares of the registrant’s common stock outstanding as of August 31, 2011

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3
	(Unaudited) Statements of Operations for the Three Months Ended March 31, 2011 and 2010, and for the period from October 16, 2009 (Inception) to March 31, 2011	4
	(Unaudited) Statements of Cash Flows for the Three Months Ended March 31, 2011and 2010, and for the period from October 16, 2009 (Inception) to March 31, 2011	5
	Notes to Financial Statements (Unaudited)	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	[Removed and Reserved]	12

Item 5.	Other Information	12

Item 6.	Exhibits	13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,598	$25,598
Bank Overdraft	338	311
Loans payable	78,552	75,247
Accrued Liabilities	243,004	237,150
Total Liabilities	347,492	338,306

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 74,518,999 shares issued and 74,514,749 shares outstanding	74,519	74,519
Paid-in Capital	25,417,953	25,417,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Deficit accumulated during the development stage	(136,400)	(127,214)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(347,492)	(338,306)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010, and
Period From Inception (October 16, 2009) to March 31, 2011
(Unaudited)

	Three Months Ended		Inception to
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenue	$-	$-	$-

Operating costs:
General and administrative	2,926	42,955	103,469

Operating loss	(2,926)	(42,955)	(103,469)

Other expense:
Interest	(6,260)	(5,307)	(32,931)

Loss before income taxes	(9,186)	(48,262)	(136,400)

Income taxes	-	-	-

Net loss	$(9,186)	$(48,262)	$(136,400)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	74,518,999	74,518,999

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010, and
Period From Inception (October 16, 2009) to March 31, 2011
(Unaudited)

	Three Months Ended		Inception to
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating Activities:
Net cash used in operating activities	$(27)	$-	$(38,089)

Cash flows from investing activities	-	-	-

Financing Activities:
Proceeds from loans payable	-	-	74,600
Repayment of loans payable	-	-	(36,849)
Bank overdraft	27	-	338
Cash flows from financing activities	27	-	38,089

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2010 balance sheet data was derived from audited financial statements.   The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to March 31, 2011, aggregating $136,400 and has working capital and stockholder deficits of $347,492 at March 31, 2011.

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

Note 3. Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2011.

Litigation judgment	$100,501
Accrued interest on litigation judgment	142,503
Total accrued liabilities	$243,004

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

During 2010 an affiliate paid expenses on behalf of the Company of $16,656 which was repaid during the year. In addition, during the period ended March 31, 2011, this affiliate paid expenses on behalf of the Company aggregating $2,900.

During 2010 two affiliates advanced the Company an aggregate of $74,600 for working capital purposes. The Company accrued interest of $1,017 on one of these advances at a rate of 3.25% per annum, which is included in the loan balance at March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Shearson American REIT, Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.  See “Special Note Regarding Forward-Looking Statements” on Form 10-K for the year ended December 31, 2010. You should consider our forward-looking statements in light of our unaudited financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission (the “Commission”).

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

Results of Operations

For the three months  ended March 31, 2011 our operations consisted of the following:

Revenues.  We had no revenues for the three months ended March 31, 2011 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $2,926 and $42,955, respectively.

Interest expense.  Interest expense for the three months ended March 31, 2011 and 2010 was $62606 and $5,307, respectively. Interest expense principally consists of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity and debt sources.  There is no assurance that any such equity and debt sources will be available or available on the terms favorable or acceptable to the Company.  Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets.  As of March 31, 2011 the Company had no cash or cash equivalents.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2011 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the three months ended March 31, 2011 or 2010.  For the three months ended March 31, 2011 or 2010 we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of March 31, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2011, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

As of March 31, 2011, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

shearson american reit, inc.
(Registrant)

Dated:  September 7, 2011

By:	/s/ John williams
Chief Executive Officer

By:	/s/ AARON J. PHIPPS
Chief Financial Officer