Form 10-Q
period 2011-06-30
Shearson American REIT, Inc.
filed 2011-09-08
CIK 1065001

….
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
	(Unaudited) Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the period from October 19, 2009 (Inception) to June 30, 2011	4
	(Unaudited) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the period from October 19, 2009 (Inception) to June 30, 2011	5
	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior	11

Item 4.	[Removed and Reserved]	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,598	$25,598
Bank Overdraft	-	311
Loans payable	78,958	75,247
Accrued Liabilities	248,859	237,150
Total Liabilities	353,415	338,306

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 74,518,999 shares issued and 74,514,749 shares outstanding	74,519	74,519
Paid-in Capital	25,417,953	25,417,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Deficit accumulated during the development stage	(142,323)	(127,214)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(353,415)	(338,306)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2011 and 2010, and
Period From Inception (October 16, 2009) to June 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended		Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating costs:
General and administrative	(337)	5,159	2,589	48,114	103,132

Operating income (loss)	337	(5,159)	(2,589)	(48,114)	(103,132)

Other expense:
Interest	(6,260)	(5,498)	(12,520)	(10,805)	(39,191)

Loss before income taxes	(5,923)	(10,657)	(15,109)	(58,919)	(142,323)

Income taxes	-	-	-	-	-

Net loss	$(5,923)	$(10,657)	$(15,109)	$(58,919)	$(142,323)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	74,518,999	74,518,999	74,518,999	74,518,999

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010, and
Period From Inception (October 16, 2009) to June 30,, 2011
(Unaudited)

	Six Months Ended		Inception to
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash flows from operating activities:
Net cash used in operating activities	$311	$-	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Repayments of loans payable	-	-	(36,849)
Bank overdraft	(311)	-	-
Net cash provided by (used in) financing activities	(311)	-	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2011

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2010 balance sheet data was derived from audited financial statements.   The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to June 30, 2011, aggregating $142,323 and has working capital and stockholder deficits of $353,415 at June 30, 2011.

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

Note 3. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2011.

Litigation judgment	$100,501
Accrued interest on litigation judgment	148,358
Total accrued liabilities	$248,859

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

During 2010 an affiliate paid expenses on behalf of the Company of $16,656 which was repaid during the year. In addition, during the period ended June 30, 2011, this affiliate paid expenses on behalf of the Company aggregating $2,900.

During 2010 two affiliates advanced the Company an aggregate of $74,600 for working capital purposes. The Company accrued interest of $1,423 on one of these advances at a rate of 3.25% per annum, which is included in the loan balance at June 30, 2011.

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

Results of Operations

For the three and six months ended June 30, 2011 and 2010 our operations consisted of the following:

Revenues.  We had no revenues for the three or six months ended June 30, 2011 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three and six months ended June 30, 2011 and 2010 were approximately ($337) and $2,589 and $5,159 and $48,114, respectively.

Interest expense.  Interest expense for the three and six months ended June 30, 2011 and 2010 was $6,260 and $12,520,  $5,498 and $10,805, respectively. Interest expense consist of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission on July 9, 2010 which is not yet effective.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011and 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the six months ended June 30,2011 and 2010.  For the six months ended June 30, 2011 we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of June 30, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

As of June 30, 2011, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

31 .1	Certification of CEO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31 .2	Certification of CFO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

shearson american reit, inc.
(Registrant)

Dated:  September 7, 2011

By:	/s/ John williams Chief Executive Officer

By:	/s/ AARON J. PHIPPS Chief Financial Officer