Form 10-K/A
period 2009-12-31
Shearson American REIT, Inc.
filed 2011-10-03
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No.   5 )
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 N. 7th Street, Suite 340, Phoenix, AZ	85006
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: 813-938-3977
Securities registered pursuant to Section 12(b) of the Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☑      No  ☐

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

As of August 9, 2011 a total of  52,518,999 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
 None

EXPLANATORY NOTE

This Amendment No. 5 is being filed to correct the signatories on the Signature page and the Certifications.  In addition, the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not been paid for nor transferred to the listed shareholder, the correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on net loss or net loss per share.

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

Hybrid REITs: Hybrid REITs combine the investment strategies of equity REITs and mortgage REITs by investing in both properties and mortgages. Individuals can invest in REITs either by purchasing their shares directly on an open exchange or by investing in a mutual fund that specializes in public real estate. An additional benefit to investing in REITs is the fact that many are accompanied by dividend reinvestment plans (DRIPs). Among other things, REITs invest in shopping malls, office buildings, apartments, warehouses and hotels. Some REITs will invest specifically in one area of real estate - shopping malls, for example - or in one specific region, state or country. Investing in REITs is a liquid, dividend-paying means of participating in the real estate market. The Company has no intention of becoming a mortgage REIT or investing in mortgage REITs.

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

We had 75,000,000 authorized shares of common stock as of March 15, 2010. As of March 15, 2010, we had  52,518,999  shares of common stock outstanding. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

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

As of March 15, 2010 the Company has no other outstanding or pending litigation matters.

ITEM 4.    [Removed and Reserved]

PART II

ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2009, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which  52,518,999 shares had been issued and  52,514,749 shares were outstanding as of December 31, 2009.  No preferred stock has been authorized.

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

Shareholders

As of December 31, 2009 SART I had  52,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under the Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.   In addition, the Form 10-Ks for the year ended December 31, 2009 was not filed timely .  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission which is not yet effective.

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

/s/ Kingery & Crouse, P.A. Certified Public Accountants
Tampa, Florida
August 9, 2011, except for Note 5, the date as to which is September 7, 2011

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEET
December 31, 2009
(Restated)

ASSETS
Current Assets
Total current assets	$-
Total Assets	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accrued Liabilities	$221,163
Total Liabilities	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519
Paid-in Capital	25,439,953
Retained deficit- Prior to Development Stage	(25,689,281)
Deficit accumulated during the development stage	(10,071)
Less Treasury Stock 4,250 shares, at cost	(14,283)
Total Stockholders' Equity (Deficit)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the Period from October 16, 2009 (Inception) through December 31, 2009
(Restated)

Revenue	$-

Operating costs:
General and administrative	5,944

Operating loss	(5,944)

Other expense:
Interest	(4,127)

Loss before income taxes	(10,071)

Income taxes	-

Net loss	$(10,071)

Per share information: Basic and Diluted
Net loss per share	$(0.00)
Weighted average shares outstanding	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from October 16, 2009 (Inception) through December 31, 2009
(Restated)

	Common Stock		Paid-in	Accumulated Deficit Prior to the	Deficit Accumulated During the Development	Treasury	Total
	Shares	Amount	Capital	Development Stage	Stage	Stock	Total
Balance at October 16, 2009	52,518,999	$52,519	$25,439,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009	52,518,999	$52,519	$25,439,953	$(25,689,281)	$(10,071)	$(14,283)	$(221,163)

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

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Years subsequent to 2003 are currently subject to audit by taxing authorities.

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

Note 5. Stockholders’ Equity (Deficiency) – Correction of an Error

The Company had previously restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. Subsequently the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not been paid for nor transferred to the listed shareholder. The initial correcting entry increased the common stock account and reduced the paid in capital account by $30,975 and the subsequent correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on the net loss or the net loss per share.

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

(1) Percentages based upon  52,518,999 shares of the Company’s common stock outstanding as of December 31, 2009.
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

ITEM 14.  Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant s, Kingely & Crouse, P.A. and  Semple, Marchal & Cooper, LLP:

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

The Company’s principal accountant s, Kingely & Crouse, P.A. and Semple, Marchal & Cooper, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	September 30, 2011
John Williams
CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	September 30, 2011
John Williams

/s/ Patrick Galvin	Director	September 30, 2011
Patrick Galvin