Form 10-K/A
period 2010-12-31
Shearson American REIT, Inc.
filed 2011-10-03
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☑    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $198,000 based on a closing bid quotation on the OTC Bulletin Board on that date of $.01 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of August 31, 2011 a total of 52,518,999 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference
 None

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on September 7, 2011 (“Initial 10-K”).  This Form 10-K/A (Amendment No. 1) is filed to amend the Initial 10-K to correct an error in share count.  The Company had previously restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. Subsequently the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not been paid for nor transferred to the listed shareholder. The initial correcting entry increased the common stock account and reduced the paid in capital account by $30,975 and the subsequent correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on the net loss or the net loss per share. In addition this filing contains financial statements which are in compliance with Article 8-02 of Regulation S-X which were not included in the previous filing and we have updated Item 9A to note that our Disclosure Controls and Procedures are under review to prevent future occurences of erroneously filing reports without the financial statements which comply with Article 8-02 of Regulation S-X.

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

We had 75,000,000 authorized shares of common stock as of March 15, 2010. As of August 31, 2011, we had 52,518,999  shares of common stock outstanding. We will be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

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

ITEM 1B.   Unresolved Staff Comments

The Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission.  The SEC has sent comments to the Company concerning this filing.  The Company has not conformed its answers into an amended Form 10 as of this filing, but anticipates completing that amendment as soon as all other filings are current.

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

ITEM 4.     [Removed and Reserved]

PART II

ITEM 5.     Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2010, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 52,518,999 shares had been issued and 52,514,749 shares were outstanding as of December 31, 2010.  No preferred stock has been authorized.

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

Shareholders

As of December 31, 2010 SART I had 52,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

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

General and administrative expenses.  General and administrative expenses for the period January 1, 2010 to December 31, 2010 consist primarily of filing costs and travel and entertainment costs, professional fees of $94,599.

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
(a development stage company)

We have audited the accompanying balance sheet of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the year ended December 31, 2010, the period from Inception (October 16, 2009)  to December 31, 2009, and the period from Inception (October 16, 2009) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) at December 31, 2010 and 2009, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the year ended December 31, 2010, the period from Inception (October 16, 2009) to December 31, 2009, and the period from Inception (October 16, 2009) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
August 31, 2011, except for Note 7, the date as to which is September 7, 2011

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2010 and 2009
(Restated)

	2010	2009
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,598	$-
Bank Overdraft	311	-
Loans payable	75,247	5,944
Accrued Liabilities	237,150	215,219
Total Liabilities	338,306	221,163

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,439,953	25,439,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Deficit accumulated during the development stage	(127,214)	(10,071)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(338,306)	(221,163)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Year Ended December 31, 2010,
Period From Inception (October 16, 2009) through December 31, 2009, and
Period From Inception (October 16, 2009) through December 31, 2010
(Restated)

	Year Ended	Inception to	Inception to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating costs:
General and administrative	94,599	5,944	100,543

Operating loss	(94,599)	(5,944)	(100,543)

Other expense:
Interest	(22,544)	(4,127)	(26,671)

Loss before income taxes	(117,143)	(10,071)	(127,214)

Income taxes	-	-	-

Net loss	$(117,143)	$(10,071)	$(127,214)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From October 16, 2009 through December 31, 2010
(Restated)

	Common Stock		Paid-in	Accumulated Deficit Prior to the Development	Deficit Accumulated During the Development	Treasury
	Shares	Amount	Capital	Stage	Stage	Stock	Total

Balance at October 16, 2009	52,514,999	$52,519	$25,439,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009	52,514,749	52,519	25,439,953	(25,689,281)	(10,071)	(14,283)	(221,163)

Net loss for the year ended December 31, 2010	-	-	-	-	(117,143)	-	(117,143)

Balance December 31, 2010	52,514,749	$52,519	$25,439,953	$(25,689,281)	$(127,214)	$(14,283)	$(338,306)

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

Fair value of financial instruments

The Company has adopted FASB ASC 820-10-50, Fair Value Measurements. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Note 6. Subsequent Events

From January 1, 2011 through August 31, 2011, The Company received additional advances from affiliates aggregating $2,900.

Note 7. Correction of an Error

The Company had previously restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. Subsequently the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not paid for nor transferred to the listed shareholder. The initial correcting entry increased the common stock account and reduced the paid in capital account by $30,975 and the subsequent correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on the net loss or the net loss per share.

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

In addition, for the year ended December 31, 2010, we filed a Form 10-K without audited financial statements. We have put in place procedures that ensure that this error will not occur in the future.

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

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Trust Principal Shareholder 540 Brickell Drive, #1024 Miami, Florida 33131	23,738,650	45.20%

John Williams CEO, CFO and Board of Directors Chairman 5777 W. Century Blvd. #1188 Los Angeles, California 90045	-0-	-0-

Richard Orcutt President, Chief Operating Officer and Director 2509 Dakota Rock Drive, Ruskin Florida 33570	-0-	-0-

Jonathan Shatz Director 11007 Long Boat Drive Cooper City, Florida 33026	-0-	-0-

James Angelakis Secretary 540 Brickell Drive, #1024 Miami, Florida 33131	-0-	-0-

All Officers and Directors as a Group (4 persons)	-0-	-0-

(1) Percentages based upon 52,518,999 shares of the Company’s common stock outstanding as of December 31, 2010.

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