Form 10-Q/A
period 2011-03-31
Shearson American REIT, Inc.
filed 2011-10-03
CIK 1065001

….
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑  No ☐

There were 52,518,999 shares of the registrant’s common stock outstanding as of August 31, 2011

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended March 31, 2011 which was filed with the Securities and Exchange Commission (“SEC”) on September 7, 2011 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No. 1) is filed to amend the Initial 10-Q to correct an error in share count.  The Company had previously restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. Subsequently the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not been paid for nor transferred to the listed shareholder. The initial correcting entry increased the common stock account and reduced the paid in capital account by $30,975 and the subsequent correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on the net loss or the net loss per share. In addition, this filing contains financial statements which are in compliance with Article 8-03 of Regulation S-X which were not included in the previous filing and we have updated Item 4 to note that our Disclosure Controls and Procedures are under review to prevent future occurences of erroneously filing reports without the financial statements which comply with Article 8-03 of Regulation S-X.

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
(Restated)

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
(Restated)

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

Results of Operations

For the three months ended March 31, 2011 and  2010  our operations consisted of the following:

Revenues.  We had no revenues for the three months ended March 31, 2011 or 2010 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three months ended March 31, 2011 and 2010 were approximately $2,926 and $42,955, respectively.

Interest expense.  Interest expense for the three months ended March 31, 2011 and 2010 was $6,260 and $5,307, respectively. Interest expense principally consists of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission on July 9, 2010 which is not yet effective .

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective for the reasons discussed below .  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

We lack a functioning audit committee and our board lacks a recognized financial expert.  We did not have adequate segregation of duties within accounting and management functions.

In addition, for the quarter ended March 31, 2011, we filed a Form 10-Q without reviewed financial statements. We have put in place procedures that ensure that this error will not occur in the future.

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

shearson american reit, inc.
(Registrant)

Dated:  September 30, 2011

By:	/s/ John williams
Chief Executive Officer and Chief Financial Officer