Form 10-Q/A
period 2011-06-30
Shearson American REIT, Inc.
filed 2011-10-03
CIK 1065001

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed by Shearson American REIT, Inc. (the “Company”) to amend the Company’s Form 10-Q for the quarter ended June 30, 2011which was filed with the Securities and Exchange Commission (“SEC”) on September 7, 2011 (“Initial 10-Q”).  This Form 10-Q/A (Amendment No. 1) is filed to amend the Initial 10-Q to correct an error in share count.  The Company had previously restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. Subsequently the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not been paid for nor transferred to the listed shareholder. The initial correcting entry increased the common stock account and reduced the paid in capital account by $30,975 and the subsequent correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on the net loss or the net loss per share.

In addition, this filing contains financial statements which are in compliance with Article 8-03 of Regulation S-X which were not included in the initial filing and we have updated Item 4 to note that our disclosure controls and procedures are under review to prevent future occurances of erroneously filing reports without the financial statements which comply with Article 8-03 of Regulation S-X.

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3
	(Unaudited) Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the period from October 16 , 2009 (Inception) to June 30, 2011	4
	(Unaudited) Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the period from October 16 , 2009 (Inception) to June 30, 2011	5
	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior	11

Item 4.	[Removed and Reserved]	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

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
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2011 and 2010, and
Period From Inception (October 16, 2009) to June 30, 2011
(Unaudited)
(Restated)

	Three Months Ended		Six Months Ended		Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating costs:
General and administrative	(337)	5,159	2,589	48,114	103,132

Operating income (loss)	337	(5,159)	(2,589)	(48,114)	(103,132)

Other expense:
Interest	(6,260)	(5,498)	(12,520)	(10,805)	(39,191)

Loss before income taxes	(5,923)	(10,657)	(15,109)	(58,919)	(142,323)

Income taxes	-	-	-	-	-

Net loss	$(5,923)	$(10,657)	$(15,109)	$(58,919)	$(142,323)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749	52,514,749	52,514,749

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

Note 5. Correction of an Error

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

Results of Operations

For the three and six months ended June 30, 2011 and 2010 our operations consisted of the following:

Revenues.  We had no revenues for the three or six months ended June 30, 2011 or 2010 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three and six months ended June 30, 2011 and 2010 were approximately ($337) and $2,589 and $5,159 and $48,114, respectively.

Interest expense.  Interest expense for the three and six months ended June 30, 2011 and 2010 was $6,260 and $5,498, $12,520  and $10,805, respectively. Interest expense consist of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

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

We lask a functioning audit committee and our board lacks a recognized financial expert.  We did not have adequate segregation of duties within accounting and management functions.

In addition, for the quarter ended June 30, 2011, we filed a Form 10-Q without reviewed financial statements. We have put in place procedures that ensure that this error will not occur in the future.

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