Form 10-Q
period 2011-09-30
Shearson American REIT, Inc.
filed 2011-11-22
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-29627
Shearson American REIT, Inc.
(Formerly Known as PSA, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	88-0212662
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1059 Redondo Drive, Los Angeles, CA (Address of principal executive offices)	90019 (Zip Code)

(323) 937-6563
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

There were 52,518,999 shares of the registrant’s common stock outstanding as of November 22, 2011

EXPLANATORY NOTE

This Form 10-Q  is being filed by Shearson American REIT, Inc.  for the quarter ended September 30, 2011.

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets as of September 30, 2011(Unaudited) and December 31, 2010	4
	(Unaudited) Statements of Operations for the three and nine months, ended September 30, 2011and 2010 and for the period from October 16, 2009 (Inception) to September 30, 2011	5
	(Unaudited) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and for the period from October 16, 2009 (Inception) to September 30, 2011	6
	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior	12

Item 4.	[Removed and Reserved]	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Restated)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$25,598	$25,598
Bank Overdraft	-	311
Loans payable	95,363	75,247
Accrued Liabilities	254,714	237,150
Total Liabilities	375,675	338,306

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,441,453	25,439,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Deficit accumulated during the development stage	(166,083)	(127,214)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(375,675)	(338,306)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2011and 2010, and
Period From Inception (October 16, 2009) to September 30, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating costs:
General and administrative	17,500	5,159	20,089	48,114	120,632

Operating income (loss)	(17,500)	(5,159)	(20,089)	(48,114)	(120,632)

Other expense:
Interest	(6,260)	(5,498)	(18,780)	(10,805)	(45,451)

Loss before income taxes	(23,760)	(10,657)	(38,869)	(58,919)	(166,083)

Income taxes	-	-	-	-	-

Net loss	(23,760)	(10,657)	(38,869)	(58,919)	(166,083)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	$52,514,749	$52,514,749	$52,514,749	$52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011and 2010, and
Period From Inception (October 16, 2009) to September 30, 2011
(Unaudited)

	Nine Months Ended		Inception to
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$311	$-	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Repayments of loans payable	-	-	(36,849)
Bank overdraft	(311)	-	-
Net cash provided by (used in) financing activities	(311)	-	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2010 balance sheet data was derived from audited financial statements.   The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to September 30, 2011, aggregating $166,083 and has working capital and stockholder deficits of $375,675 at September 30, 2011.

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

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to develop its revenue base and product distribution. Failure to secure such financing or to raise additional equity capital and to develop its revenue base and product distribution may result in the Company depleting its available funds and not being able pay its obligations.

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

Note 3. Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2011.

Litigation judgment	$100,501
Accrued interest on litigation judgment	154,213
Total accrued liabilities	$254,714

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

During 2010 an affiliate paid expenses on behalf of the Company of $16,656 which was repaid during the year. In addition, during the period ended September 30, 2011, this affiliate paid expenses on behalf of the Company aggregating $18,900.

During 2010 two affiliates advanced the Company an aggregate of $74,600 for working capital purposes. The Company accrued interest of $1,863 on one of these advances at a rate of 3.25% per annum, which is included in the loan balance at September 30, 2011.

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

Overview

Since SHEARSON became inactive after the events of September 11, 2001 the Company has had no business operations. On October 16, 2009  the Company commenced its development state status and PSA changed its name to Shearson American REIT, Inc. for the sole purpose of becoming a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality multi-use and multi-family properties located in the United States.. We wish to be a fully integrated global Real Estate Investment Trust that will acquire, develop, own, operate and sell real estate.  The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects. There can be no assurance that we will be able to identify or successfully complete any such transactions.  As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.

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

Results of Operations

For the three and nine months ended September 30, 2011and 2010 our operations consisted of the following:

Revenues.  We had no revenues for the three or nine months ended September 30, 2011or 2010 and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three and nine months ended September 30, 2011and 2010 were approximately $17,500 and $5,159 and $20,089 and $48,114, respectively.

Interest expense.  Interest expense for the three and Nine months ended September 30, 2011and 2010 was $6,260 and $5,498, $18,780  and $10,805, respectively. Interest expense consist of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets. As of September 30, 2010 the Company had no cash or cash equivalents.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011and 2010 that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the nine months ended September 30, 2011 and 2010.  For the nine months ended September 30, 2011we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of September 30, 2011, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective for the reasons discussed below .  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

We lask a functioning audit committee and our board lacks a recognized financial expert.  We did not have adequate segregation of duties within accounting and management functions.

Changes in Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2011, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

As of September 30, 2011, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

SHEARSON AMERICANREIT, Inc. (Registrant)

/s/ John D. Williams	/s/ John D. Williams
John D. Williams	John D. Williams
Chairman of the Board	Chief Financial Office

Dated:  November 22, 2011