Form 10-K
period 2011-12-31
Shearson American REIT, Inc.
filed 2012-04-16
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2011	Commission File No. 0-29627

Shearson American REIT, Inc.

(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1059 Redondo Drive, Los Angeles, CA	90019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(323) 937-6563

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

  Common Stock, $.001 par value

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $0 based on a closing bid quotation on the OTC Bulletin Board on that date of $.00 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of April 14, 2012 a total of 52,518,999 of the registrant’s common stock was outstanding.

Documents Incorporated By Reference

None

SHEARSON AMERICAN REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD FROM JANUARY 1, 2010 THROUGH DECEMBER 31, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-K contains certain “forward-looking statements”. All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties described under Item 1A – Risk Factors below that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	Business

General

SHEARSON AMERICAN REIT, INC. (“SHEARSON” or “SART- I”) was originally incorporated as PSA, INC. (“PSA”), a California Corporation on May 27, 1994.

CHANGES IN CONTROL OF REGISTRANT

PSA, Inc. (“PSA” or the “Company”) became a publicly-held company upon completion of its merger in April 1998 with American Telecommunications Standard International, Inc. (“ASAT”), originally incorporated in Nevada in 1985. In connection with the merger, ASAT changed its trading symbol from ASAT to PSAZ. On September 22, 1998, the Company changed its trading symbol to PSAX and then back to PSAZ on July 31, 2001. The Company’s shares of common stock were traded on OTC Bulletin Board.

Upon effectiveness of the merger, pursuant to Rule12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PSA elected to change its name from ASAT to PSA, INC. for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective February 18, 2000.

Subsequently, PSA, Inc., a Nevada Corporation, acquired all of the outstanding shares of Common stock of Canticle Corporation (“Canticle”), a Delaware Corporation, from the shareholders thereof in an exchange for an aggregate of 56,000 shares of common stock of PSA (the “Acquisition”). As a result, Canticle became a wholly-owned subsidiary of PSA.

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

For the Company to qualify as a REIT it must qualify under the Internal Revenue Code, Section 857 (IRS Code). The Company has not sought approval nor does it believe that it currently qualifies as a REIT. Under the IRS Code, the Company must have a minimum of 100 shareholders. We currently meet this requirement. Under the IRS Code, the Company may have no more than 50% of the shares held directly or indirectly by five or fewer individuals by the 2 nd year as a REIT. We do not currently meet this requirement. Management and the Board of Directors expect that this provision will be met within the time allocated, either by the divestiture of shares currently held by individual shareholders, understanding that we cannot direct an individual shareholder to divest his or her shareholdings and have no plans to acquire the shares of any shareholder, or through the issuance of additional shares by the Company. Under the IRS Code, the Company must have invested at least 75% of total assets in qualifying real estate assets. We expect to be compliant within the time allocated through investments made by the Company under its investment strategy. Under the IRS Code, the Company must derive at least 75% of gross income from rents from real property. We expect to be compliant within the time allocated once investment begins and operations commence.

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

No assurances can be given that if SHEARSON elects to acquire a target company that it will be successful in locating or negotiating with one.

ASPECTS OF A REPORTING COMPANY:

There are certain perceived benefits to being a reporting company. These are commonly thought to include the following:

●	increased visibility in the financial community;

●	provision of information required under Rule 144 for trading of eligible securities;

●	compliance with a requirement for admission to quotation on the OTC Bulletin Board or on the NASDAQ Capital Market;

●	the facilitation of borrowing from financial institutions;

●	increased valuation;

●	greater ease in raising capital;

●	compensation of key employees through stock options for which there may be a market valuation;

●	enhanced corporate image.

There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

●	requirement for audited financial statements;

●	required publication of corporate information;

●	required filings of periodic and episodic reports with the Securities and Exchange Commission;

●	increased rules and regulations governing management, corporate activities and shareholder relations.

COMPARISON WITH INITIAL PUBLIC OFFERING

Certain private companies may find a business combination more attractive than an initial public offering of their securities. Reasons for this may include the following:

●	inability to obtain an underwriter;

●	possible larger costs, fees and expenses of a public offering;

●	possible delays in the public offering process;

●	greater dilution of outstanding securities.

Certain private companies may find a business combination less attractive than an initial public offering of their securities. Reasons for this may include the following:

●	no investment capital raised through a business combination;

●	no underwriter support of trading.

POTENTIAL TARGET COMPANIES

Business entities, if any, which may be interested in a combination with SHEARSON, may include the following:

●	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

●	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

●	a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;

●	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

●	a foreign company which may wish an initial entry into the United States securities market;

●	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

●	a company seeking one or more of the other perceived benefits of becoming a public company.

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

Employees

As of December 31, 2011, the Company had three employees, Richard Orcutt, President, John Williams, Chairman and Chief Financial Officer, and Jonathon Schatz, Treasurer. Each of the employees devote a portion of their time to their duties with SART I while devoting their remaining time to their other affairs.

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

We had 75,000,000 authorized shares of common stock as of December 31, 2011. As of April 14, 2012, we had 52,518,999 shares of common stock outstanding. We will not be able to issue significant amounts of additional shares of common stock without obtaining stockholder approval, provided we comply with the rules and regulations of any exchange or national market system on which our shares are then listed. As of the date of this report, we are not subject to the rules of any exchange that would require stockholder approval. To the extent we issue additional common stock in the future, existing stockholders will experience dilution in percentage ownership.

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

To date, there has been only a limited public market for our common stock. Our common stock was quoted on the OTCBB as of December 31, 2011. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

ITEM 1B.	Unresolved Staff Comments

The Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission. The SEC has sent comments to the Company concerning this filing. The Company has not conformed its answers into an amended Form 10 as of this filing, but anticipates completing that amendment as soon as this filing is made.

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

As of April 14, 2012 the Company has no outstanding or pending litigation matters.

ITEM 4.	Mine Safety Procedures

N/A

PART II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) General. As of December 31, 2011, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 52,518,999 shares had been issued and 52,514,749 shares were outstanding as of December 31, 2011. No preferred stock has been authorized.

(b) Market Information. The common stock of SART I is traded in the over-the-counter (“OTC”) market and quoted through the NASD OTC Bulletin Board under the symbol “PSAZ.” Historically, the level of trading in Shearson’s common stock has been sporadic and limited and there is no assurance that a stable trading market will develop for its stock or that an active trading market will be sustained.

The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board for the quarterly periods of the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

	High	Low
2010
First Quarter	$.01	$.01
Second Quarter	$.01	$.01
Third Quarter	$.01	$.01
Fourth Quarter	$.0001	$.0001

2011
First Quarter	$.000	$.000
Second Quarter	$.000	$.000
Third Quarter	$.000	$.000
Fourth Quarter	$.000	$.000

Shareholders

As of December 31, 2011 SART I had 52,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

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

We have no plans to change our investment objectives. The process by which we decide to make a real estate investment will benefit from the experience, resources and relationships of our senior management team and from our operation-ready, in-house investment and asset management platform, including its full spectrum of real estate and finance professionals. This process initially will involve:

●	identifying opportunities for real estate investment consistent with our investment objectives;

●	assessing the opportunities to ensure that they meet preliminary screening criteria; and

●	reviewing the opportunities to determine whether to incur costs associated with more in-depth diligence.

●	if the decision is made to proceed with full-scale diligence, the next phase of our investment process will involve assessing the risk-reward profile of the investment through, among other things:

°	intensive data collection by our in-house investment and asset management team and third-party providers, including, as appropriate, financial, physical, legal and environmental due diligence of investment opportunities;

°	data consolidation and comprehensive analysis of the key drivers affecting value, such as cash flows, asset capitalization and asset performance;

°	assessment of the general economic and demographic characteristics of the market;

°	thorough review of the investment capital structure, borrower and tenant analysis, legal structure and deal documentation;

°	evaluation of existing financing or new financing;

°	intensive evaluation and credit analysis of the rent stream; and

°	review of entitlements and zoning.

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

Results of Operations

For the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Revenues and Cost of revenues. Since becoming inactive after the events of September 11, 2001, PSA has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2011 were $30,589 as compared to $94,599 in 2010 and consist primarily of filing costs and travel and entertainment costs and professional fees in both years. The decrease in 2011 results principally from a decrease in professional fees.

Other (expense) income. Interest expense of $17,637 and $22,544 was incurred for the years ended December 31, 2011 and 2010. The interest expense incurred was principally accrued on an outstanding judgment of $100,501 against the Company. Refer to Item 3, Legal Proceedings for further details.

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

Working capital during 2011 has been provided by affiliates of the Company.

Recent Accounting Pronouncements

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that management deems to be most important to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective or complex judgments, due to the need to make estimates about the effects of matters that are inherently uncertain. We have identified our critical accounting estimates which are discussed in note 2 to the financial statements.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2011, aggregating $175,440 and has working capital and stockholder deficits of $383,532 at December 31, 2011. In addition, the Company has no full time employees and during 2011 an officer contributed $3,000 in services to the Company.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Shearson American REIT, Inc. (formerly known as PSA, Inc.)

(a development stage company)

We have audited the accompanying balance sheets of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years ended December 31, 2011 and 2010, and the period from October 16, 2009 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the years ended December 31, 2011 and 2010, and the period from October 16, 2009 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kingery & Crouse, P.A.

Certified Public Accountants

Tampa, Florida

April 16, 2012

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
		(Restated)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$27,598	$25,598
Bank Overdraft	-	311
Loans payable	102,769	75,247
Accrued Liabilities	253,165	237,150
Total Liabilities	383,532	338,306

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,442,953	25,439,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Deficit accumulated during the development stage	(175,440)	(127,214)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(383,532)	(338,306)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2010, and

Period From Inception (October 16, 2009) through December 31, 2011

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2011	2010	2011
		(Restated)	(Restated)

Revenue	$-	$-	$-

Operating costs:
General and administrative	30,589	94,599	131,132

Operating loss	(30,589)	(94,599)	(131,132)

Other expense:
Interest	(17,637)	(22,544)	(44,308)

Loss before income taxes	(48,226)	(117,143)	(175,440)

Income taxes	-	-	-

Net loss	$(48,226)	$(117,143)	$(175,440)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period From October 16, 2009 (Inception) through December 31, 2011

					Deficit
					Accumulated
				Accumulated	During the
	Common Stock		Paid-in	Deficit Prior to the	Development	Treasury
	Shares	Amount	Capital	Development Stage	Stage	Stock	Total
Balance at October 16, 2009	52,518,999	$52,519	$25,439,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(10,071)	(14,283)	(221,163)

Net loss for the year ended December 31, 2010	-	-	-	-	(117,143)	-	(117,143)

Balance December 31, 2010 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(127,214)	(14,283)	(338,306)

Contributed services	-	-	3,000	-	-	-	3,000
Net loss for the year ended December 31, 2011	-	-	-	-	(48,226)	-	(48,226)

Balance December 31, 2011	52,518,999	$52,519	$25,442,953	$(25,689,281)	$(175,440)	$(14,283)	$(383,532)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011 and 2010, and

Period From Inception (October 16, 2009) through December 31, 2011

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(48,226)	$(117,143)	$(175,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Direct payment of operating expenses	25,898	30,940	56,838
Interest added to loans payable	1,624	612	2,236
Contributed services	3,000	-	3,000
Changes in assets and liabilities
Accounts payable	2,000	25,598	27,598
Accrued liabilities	16,015	21,931	48,017
Net cash provided by (used in) operating activities	311	(38,062)	(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	74,600	74,600
Repayments of loans payable	-	(36,849)	(36,849)
Bank overdraft	(311)	311	-
Net cash provided by (used in) financing activities	(311)	38,062	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to December 31, 2011, aggregating $175,440 and has working capital and stockholder deficits of $383,532 at December 31, 2011. In addition, the Company has no full time employees and during 2011 an officer contributed $3,000 in services to the Company.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011 or subsequent thereto which would have a material impact on our financial statements.

Reclassifications

Certain amounts in the December 31, 2009 and 2010 financial statements have been reclassified to conform to current year presentation.

Note 3. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,
2011
Litigation judgment	$100,501
Accrued interest on litigation judgment	152,664
Total accrued liabilities	$253,165

December 31,
2010
Litigation judgment	$100,501
Accrued interest on litigation judgment	136,649
Total accrued liabilities	$237,150

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

During 2011 two affiliates advanced the Company an aggregate of $25,898 for the direct payment of expenses.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2011 and 2010. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2011 and 2010, are as follows:

December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,750,000
Total deferred tax assets	1,750,000
Less: valuation allowance	(1,750,000)
Net deferred taxes	$—

December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$1,720,000
Total deferred tax assets	1,720,000
Less: valuation allowance	(1,720,000)
Net deferred taxes	$—

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $4,380,000 expiring through 2031. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur. The Company’s income tax returns from its original inception are subject to audit as a result of the Company’s net operating losses.

Note 6. Correction of an Error

During 2009 and 2010, the Company had previously restated its issued share balance from the balance previously reported of 43,543,541 to 74,518,999 shares. Subsequently the Company determined that 22,000,000 shares issued by the transfer agent in 2000 had not paid for nor transferred to the listed shareholder. The initial correcting entry increased the common stock account and reduced the paid in capital account by $30,975 and the subsequent correcting entry reduced the common stock account and increased the paid in capital account by $22,000. There was no effect on the net loss or the net loss per share.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

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

Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

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

None

PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2010, the officers and directors of the Company were:

Name:	Age	Position

John Williams	88	Chairman of the Board of Directors, CEO and CFO
Richard Orcutt	56	President, Secretary and Director

Jonathan Schatz	50	Independent Director

John Williams has served as a Director of the Company since its inception and as Chairman and CFO since 2002. Mr. Williams has served as the Company’s CEO since December, 2000. He is also Managing Director of John Williams and Partners, an architectural, civil engineering and construction management firm and has been with the firm since 1958. The firm has been certified as a minority business enterprise with the Department of Transportation, the City of Los Angeles, the L.A. Unified School District, Caltrans and the Department of Airports. Mr. Williams, AIA/NOMA, graduated from the University of Southern California with a Bachelor of Architecture Degree in 1955. He has been a member of the American Institute of Architects since 1958. Among his most noteworthy design accomplishments have been The Bradley International Terminal (LAX), The Willowbrook Shopping Center, and more than one hundred other projects from redevelopment projects to master planned communities; which included working drawings for mid-rise to high-rise residential and commercial, schools, government and public buildings. As a result of these and other professional experiences, Mr. Williams possesses particular knowledge and experience in key aspects of the real estate business, public company management and strategic planning that strengthen the Company and the Board’s collective qualifications, skills and experience.

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

Based solely on SART I review of the copies of those forms received by PSA, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed except as follows – Richard Orcutt (one Form 3), and Jonathan Shatz (one Form 3). To our knowledge, these forms have not been filed as of the date of this report.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	All Other Compen- sation ($) (i)	Total ($) (j)
John Williams, CEO & CFO	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

The following table contains information regarding the shareholdings, as of December 31, 2011, of SART I’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of December 31, 2011):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

Walsh Family Irrevocable Trust 540 Brickell Drive, #1024 Miami, Florida 33131	49,967,562	95.14%

John Williams CEO, CFO and Board of Directors Chairman 5777 W. Century Blvd. #1188 Los Angeles, California 90045	-0-	-0-

Richard Orcutt President, Chief Operating Officer and Director 2509 Dakota Rock Drive, Ruskin Florida 33570	-0-	-0-

Jonathan Shatz Director 11007 Long Boat Drive Cooper City, Florida 33026	-0-	-0-

	-0-	-0-

All Officers and Directors as a Group (4 persons)	-0-	-0-

(1) Percentages based upon 52,518,999 shares of the Company’s common stock outstanding as of December 31, 2011.

(2) Ownership control has not changed since the last Form 10-Q was filed with the SEC for the Second Quarter of 2001.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

John Williams, CEO, CFO and Chairman of the Board of Directors provided a $10,000 retainer to the Company’s audit firm in November, 2009. Subsequently, in 2010 this retainer was applied to the 2008 and 2009 audit fees and Mr. Williams was repaid the $10,000.

Director Independence

Using the standards of the NYSE Amex, which the Company is not subject to, the Company’s Board has determined that Mr. Shatz qualifies under such standards as an independent director. No other directors are independent under these standards. The Company did not consider any relationship or transaction between itself and the directors not already disclosed in this report in making this determination.

ITEM 14.	Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, Semple, Marchal & Cooper, LLP and Kingery & Crouse P.A.:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Audit fees	$-20,000-	-0-
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Totals	$20,000-	$-0-

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	April 16, 2012
John Williams
CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	April 16, 2012
John Williams

/s/ Patrick Galvin	Director	April 16, 2012
Patrick Galvin

