Form 10-Q
period 2012-03-31
Shearson American REIT, Inc.
filed 2012-05-15
CIK 1065001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

There were 52,518,999 shares of the registrant’s common stock outstanding as of May 12, 2012

EXPLANATORY NOTE

This Form 10-Q is being filed by Shearson American REIT, Inc. for the first quarter ended March 31, 2012.

2

SHEARSON AMERICAN REIT, INC.

(Formerly known as PSA, Inc.)

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets as of March 31, 2012(Unaudited) and December 31, 2011	F-1
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the period from October 16 , 2009 (Inception) to March 31, 2012	F-2
	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the period from October 16 , 2009 (Inception) to March 31, 2012	F-3
	Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

EX-31.1
EX-31.2
EX-32.1
EX-32.2

3

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$27,598	$27,598
Loans payable	103,174	102,768
Accrued Liabilities	259,494	253,165
Total Liabilities	390,266	383,531

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000 shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,444,453	25,442,953
Retained deficit- Prior to Development Stage	(25,689,280)	(25,689,280)
Deficit accumulated during the development stage	(183,675)	(175,440)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(390,266)	(383,531)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011, and

Period From Inception (October 16, 2009) to March 31, 2012

(Unaudited)

	Three Months Ended		Inception to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$-	$-	$-

Operating costs:
General and administrative	1,500	2,926	132,632

Operating income (loss)	(1,500)	(2,926)	(132,632)

Other expense:
Interest	(6,735)	(6,260)	(51,043)

Loss before income taxes	(8,235)	(9,186)	(183,675)

Income taxes	-	-	-

Net loss	$(8,235)	$(9,186)	$(183,675)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011, and

Period From Inception (October 16, 2009) to March 31, 2012

(Unaudited)

	Three Months Ended		Inception to
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$(27)	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Bank overdraft	-	27	-
Repayments of loans payable	-	-	(36,849)
Net cash provided by financing activities	-	27	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.

(Formerly Known As PSA, INC.)

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2011 balance sheet data was derived from audited financial statements. The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to March 31, 2012, aggregating $183,675 and has working capital and stockholder deficits of $390,266 at March 31, 2012.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the Quarter ended March 31, 2012 or subsequent thereto which would have a material impact on our financial statements.

Note 3. Accrued Liabilities

Accrued liabilities consist of the following at March 31, 2012.

Litigation judgment	$100,501
Accrued interest on litigation judgment	158,993
Total accrued liabilities	$259,494

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

Note 4. Loans Payable

From October 16, 2009, through March 31, 2012, affiliates have paid expenses on behalf of the Company or advanced funds for working capital purposes. The balance due to these affiliates aggregates $103,174 at March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Shearson American REIT, Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. See “Special Note Regarding Forward-Looking Statements” on Form 10-K for the year ended December 31, 2011. You should consider our forward-looking statements in light of our unaudited financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission (the “Commission”).

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

4

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

Results of Operations

For the three, months ended March 31, 2012 and 2011, our operations consisted of the following:

Revenues. We had no revenues for the three months ended March 31, 2102 or 2011, and we do not presently have any revenue generating business.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting fees and contributed services. General and administrative expenses for the three months ended March 31, 2012 and 2011, were approximately $1,500 and $2,926, respectively.

Interest expense. Interest expense for the three months ended March 31, 2012 and 2011, was $6,735 and $6,620, respectively. Interest expense consists principally of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets. As of March 31, 2012, the Company had no cash or cash equivalents.

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

5

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012, that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of March 31, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2012, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

As of March 31, 2012, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of CEO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John D. Williams	John D. Williams
Chairman of the Board	Chief Financial Office

SHEARSON AMERICAN REIT, Inc.

(Registrant)

Dated: May 15, 2012

8