Form 10-Q
period 2012-06-30
Shearson American REIT, Inc.
filed 2012-08-20
CIK 1065001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________, to ___________

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

There were 52,518,999 shares of the registrant’s common stock outstanding as of August 20, 2012

EXPLANATORY NOTE

This Form 10-Q is being filed by Shearson American REIT, Inc. for the quarter ended June 30, 2012.

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	4
	Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	4
	(Unaudited) Statements of Operations for the three and six months, Ended June 30, 2012and 2011 and for the period from October 16, 2009 (Inception) to June 30, 2012	5
	(Unaudited) Statements of Cash Flows for the six months Ended June 30, 2012 and 2011 and for the period from October 16, 2009 (Inception) to June 30, 2012	6
	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

EX-31.1

EX-31.2

EX-32

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$29,098	$27,598
Loans payable	108,580	102,768
Accrued Liabilities	265,823	253,165
Total Liabilities	403,501	383,531

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000
shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,445,953	25,442,953
Retained deficit- Prior to Development Stage	(25,689,280)	(25,689,280)
Deficit accumulated during the development stage	(198,410)	(175,440)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(403,501)	(383,531)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2012 and 2011, and
Period From Inception (October 16, 2009) to June30, 2012
(Unaudited)

	Three Months Ended		Six Months Ended		Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating costs:
General and administrative	8,000	(337)	9,500	2,589	140,632

Operating income (loss)	(8,000)	337	(9,500)	(2,589)	(140,632)

Other expense:
Interest	(6,734)	(6,260)	(13,470)	(12,520)	(57,778)

Loss before income taxes	(14,734)	(5,923)	(22,970)	(15,109)	(198,410)

Income taxes	-	-	-	-	-

Net loss	$(14,734)	$(5,923)	$(22,970)	$(15,109)	$(198,410)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011, and
Period From Inception (October 16, 2009) to June 30, 2012
(Unaudited)

	Six Months Ended		Inception to
	June 30,	June 30,	June 30,
	2012	2011	2012
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$311	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Bank overdraft	-	(311)	-
Repayments of loans payable	-	-	(36,849)
Net cash provided by (used in) financing activities	-	(311)	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2012

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2011 balance sheet data was derived from audited financial statements.   The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to June 30, 2012, aggregating $198,410 and has working capital and stockholder deficits of $403,501 at June 30, 2012.

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

Note 3. Accrued Liabilities

Accrued liabilities consist of the following at June 30, 2012.

Litigation judgment	$100,501
Accrued interest on litigation judgment	165,322
Total accrued liabilities	$265,823

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

Note 4. Loans Payable

From October 16, 2009, through June 30, 2012, affiliates have paid expenses on behalf of the Company or advanced funds for working capital purposes. The balance due to these affiliates aggregates $108,580 at June 30, 2012.

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

Results of Operations

For the three, and six months ended June 30, 2012 and 2011 our operations consisted of the following:

Revenues.  We had no revenues for the three or six months ended June 30, 2012 and 2011,  and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three and six months ended June 30, 2012 and 2011 were  $8,000 and $(337), $9,500 and $2,589, respectively.

Interest expense.  Interest expense for the three and six months ended June 30, 2012 and 2011 was $6,734 and $6,260, $13,470  and $12,520, respectively. Interest expense consists principally of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets. As of June 30, 2012 the Company had no cash or cash equivalents.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012, that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the six months ended June 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of June 30, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective for the reasons discussed below .  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

We lack a functioning audit committee and our board lacks a recognized financial expert.  We did not have adequate segregation of duties within accounting and management functions.

Changes in Internal Control Over Financial Reporting
There have not been changes in our internal control over financial reporting (as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) during the Second quarter of 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2012, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

As of June 30, 2012, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

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

SHEARSON AMERICAN REIT, Inc.
(Registrant)

Dated: August 20, 2012

/s/ John D. Williams	/s/ John D. Williams
Name: John D. Williams	Name: John D. Williams
Title: Chairman of the Board	Title: Chief Financial Officer