Form 10-Q
period 2012-09-30
Shearson American REIT, Inc.
filed 2012-11-14
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No ☐

There were 52,514,749 shares of the registrant’s common stock outstanding as of November 14, 2012

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	(Unaudited) Statements of Operations for the three and nine months, Ended September 30, 2012 and 2011 and for the period from October 16, 2009 (Inception) to September 30, 2012	4

	(Unaudited) Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the period from October 16, 2009 (Inception) to September 30, 2012	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$30,598	$27,598
Loans payable	108,985	102,768
Accrued Liabilities	272,152	253,165
Total Liabilities	411,735	383,531

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000
shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,447,453	25,442,953
Retained deficit- Prior to Development Stage	(25,689,280)	(25,689,280)
Deficit accumulated during the development stage	(208,144)	(175,440)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(411,735)	(383,531)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2012 and 2011, and
Period From Inception (October 16, 2009) to September 30, 2012
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating costs:
General and administrative	3,000	17,500	12,500	20,089	143,632

Operating income (loss)	(3,000)	(17,500)	(12,500)	(20,089)	(143,632)

Other expense:
Interest	(6,735)	(6,260)	(20,204)	(18,780)	(64,512)

Loss before income taxes	(9,735)	(23,760)	(32,704)	(38,869)	(208,144)

Income taxes	-	-	-	-	-

Net loss	$(9,735)	$(23,760)	$(32,704)	$(38,869)	$(208,144)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011, and
Period From Inception (October 16, 2009) to September 30, 2012
(Unaudited)

	Nine Months Ended		Inception to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$311	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Bank overdraft	-	(311)	-
Repayments of loans payable	-	-	(36,849)
Net cash provided by (used in) financing activities	-	(311)	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2011 balance sheet data was derived from audited financial statements.  The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to September 30, 2012, aggregating $208,144 and has working capital and stockholder deficits of $411,735 at September 30, 2012.

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

Note 3. Accrued Liabilities

Accrued liabilities consist of the following at September 30, 2012.

Litigation judgment	$100,501
Accrued interest on litigation judgment	171,651
Total accrued liabilities	$272,152

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

Note 4. Loans Payable

From October 16, 2009, through September 30, 2012, affiliates have paid expenses on behalf of the Company or advanced funds for working capital purposes. The balance due to these affiliates aggregates $108,985 at September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Shearson American REIT, Inc. (the “Company,” “we,” “us,” or “our”) should be read in conjunction with our unaudited financial statements included elsewhere in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011, (the “Form 10-K”). This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Overview

Since SHEARSON became inactive after the events of September 11, 2001, the Company has had no business operations. On October 16, 2009, the Company commenced its development state status and PSA changed its name to Shearson American REIT, Inc. for the sole purpose of becoming a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality multi-use and multi-family properties located in the United States.. We wish to be a fully integrated global Real Estate Investment Trust that will acquire, develop, own, operate and sell real estate.  The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects. There can be no assurance that we will be able to identify or successfully complete any such transactions.  As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy we may consider raising additional capital through the issuance of equity or debt securities.

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

Results of Operations

For the three, and nine months ended September 30, 2012 and 2011 our operations consisted of the following:

Revenues. We had no revenues for the three or nine months ended September 30, 2012 or 2011, and we do not presently have any revenue generating business.

General and administrative expenses.  General and administrative expenses consist primarily of legal and accounting services and travel costs.  General and administrative expenses for the three and nine months ended September 30, 2012 and 2011, were $3,000 and $17,500 and $12,500 and $20,089, respectively.

Interest expense.  Interest expense for the three and Nine months ended September 30, 2012 and 2011, was $6,735 and $6,260, and $20,204 and $18,780, respectively. Interest expense consist of interest on a judgment against the Company as further detailed in Note 3 in the Notes To Financial Statements contained in this filing.

Liquidity and Capital Resources

SHEARSON has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity or debt sources. There is no assurance that any such equity sources will be available or available on the terms favorable or acceptable to the Company. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets. As of September 30, 2012 the Company had no cash or cash equivalents.

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration will have negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission on July 9, 2010, which is not yet effective.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred net losses from inception to September 30, 2012, aggregating $208,144 and has working capital and stockholder deficits of $411,735 at September 30, 2012.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012, that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the nine months ended September 30, 2012 and 2011.  For the nine months ended September 30, 2012 and 2011, we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of September 30, 2012, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2012.  Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective for the reasons discussed below .  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

As of September 30, 2012, the Company’s legal proceedings had not changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

As of September 30, 2012, the Company’s risk factors had not changed materially from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of CEO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO as required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEARSON AMERICAN REIT, Inc. (Registrant)

Dated: November 14, 2012	/s/ John D. Williams
John D. Williams
Chairman of the Board

/s/ John D. Williams
John D. Williams
Chief Financial Office