Form 10-K
period 2012-12-31
Shearson American REIT, Inc.
filed 2013-04-04
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2012	Commission File No. 0-29627

Shearson American REIT, Inc.
(Formerly Known As PSA, INC.)

Nevada	88-0212662
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1059 Redondo Drive, Los Angeles, CA	90019
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☑    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2013 was $0 based on a closing bid quotation on the OTC Bulletin Board on that date of $.00 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of  April 4, 2013 a total of 52,514,749 of the registrant’s common stock was outstanding.

SHEARSON AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE PEROD FROM JANUARY 1, 2012 THROUGH  DECEMBER 31, 2012

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

General

SHEARSON AMERICAN REIT, INC. ("SHEARSON" or “Company”) was originally incorporated as PSA, INC. (“PSA”), a California Corporation on May 27, 1994.

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

Business

The Company changed its name on October 16, 2009 to Shearson American REIT, Inc. with the sole purpose of becoming a Real Estate Investment Trust (REIT). The Company and its management have no experience in operating or creating a REIT. Management has not previously had any experience in raising funds from passive investors for investment in real estate.

The Board of Directors authorized the development of a Business Plan and an implementation document to qualify as a Real Estate Investment Trust (REIT).

We intend to acquire or develop multi-family residential rental real estate initially in the United States. We intend to focus on acquiring or developing properties located in urban areas in markets and submarkets that we believe to have high growth potential.

Our investment strategy may also include investments in real estate-related assets that we believe present opportunities for significant current income. Such investments may also have what we believe to be opportunities for capital gain, whether as a result of a discount purchase or related equity participations. By related equity participations, we mean that we may not acquire 100% interest in a property but rather a fractional share such as an interest in a joint venture, which would also present an opportunity for capital gains when the entire property or our interest in the property is sold.

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease. For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in a specific region in which we intend to operate, we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing real estate. We currently believe that we would concentrate on multi-family residential construction projects, although we have no binding contracts, agreements or commitments to do so.

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio primarily consisting of multi-family residential real estate projects. However, it is possible that we may only secure funding to acquire or develop one property, in which case our portfolio will not be diversified. Although we have reviewed the real estate markets in the states in which we intend to acquire or develop properties, we have had no contract, agreement or commitment to acquire or develop any property as of the date of this report.

However, we have already undertaken significant operational activities in furtherance of our business plan.  Specifically, we have taken the following steps in furtherance of our business plan: We have enriched our knowledge in the real estate market in various states; such as North Carolina, Texas, Illinois, Florida by studying the existing statistics on those markets and by having extensive discussions with many experts in those markets as follows:

●	Overall we have reviewed 10 properties for development in four states.

●	The types of properties we have reviewed are all residential multi-family.

●	Overall we have met with 3 real estate agents in four states.

●	We have met with 5 real estate owners in four states.

●
We have contacted a FHA/HUD Approved Mortgagee, Berkadia Mortgage, Raleigh, NC. And preliminarily reviewed 5 of the properties as to the feasibility of FHA/HUD financing, under the Section 221(d)4 program. We are in the process of preparing the numerous required exhibits for submission to Berkadia Mortgage Corporation, including:

A. Exhibits Required for the Pre-application Review

1. Narrative Description of Proposed Project.

2. Form HUD-92013, “Application for Multi-family Housing Project,” including developer’s summary cost figures with application fee.

3. Form HUD-92013-E, Supplemental Application and Processing Form (Housing for the Elderly/Disabled).

4. Preliminary sketch plans, consisting of:

a. Survey and Site Plan.

b. Typical unit and building layouts.

c. Ground floor and typical floor plans.

4. Preliminary sketch plans, consisting of: a. Survey and Site Plan. b. Typical unit and building layouts. c. Ground floor and typical floor plans.

d. Wall section plan.

5. Market Study with comparables.

6. An appraisal with comparable revenues and expenses (Forms HUD-92273 and HUD-92274).  If the processing calls for tax credit and/or bond financed applications, a HUD-92264T must be included.

7. Photograph(s) of the property and immediate area

8. Evidence of site control

9. Location map or maps

10. If commercial space involved, show estimated percentage of total square feet and estimated total income.

11. If pre-application is under Section 220, evidence that property is in eligible area.

12. Copy of ground lease (207 Lease Addenda), if any.

13. Phase I Environmental Site Assessment with a narrative environmental report; a Phase II, if applicable.

14. Marketing, Leasing, and (if applicable) Relocation Plan.

15. If state or local grants or loans are anticipated as part of the project, evidence that such funds will be available.

16. Resumes showing experience of owners/sponsor and key principals, organization chart, and sponsor’s current financial statement with HUD Certification.

17. Resumes of Lender’s underwriter, appraiser, and/or market analyst if not submitted prior to the pre-application.

18. If Sponsor is nonprofit, Form HUD-3433, “Request for Preliminary Determination as a Nonprofit Sponsor and/or Mortgagor” and supporting documents.

19. If Sponsor is non-profit, Developer’s Agreement or another document showing relationships and work responsibilities of all parties associated with the transaction.

20. Active Partner Performance System Participate Certification – Electronic or Paper 2530 are acceptable.  Also applies to lessees.

21. Disc or removable drive of the underwriting file, exhibits and third party reports.

B. Additional Exhibits at Pre-Application for Substantial Rehabilitation

1. “As is” sketch plans in addition to preliminary sketch plans listed in 8 above.

2. Mortgagor’s architect’s basic work write-up, including summary cost estimates of major trade item groups if a partial (non-gut) rehabilitation.

3. LBP and asbestos test reports for projects constructed prior to 1978. (See Chapter 5 and Chapter 9).

4. Plans for relocation of existing residents affected by work.

5. Appraisal Exhibits.  Forms HUD-92273, HUD-92274 and HUD-92264T (if applicable), dated no more than 120 days before the date of the pre-application package submission.  If the processing calls for tax credit and/or bond financed applications, a HUD-92264T must also be included.

6. Financial statements for the property for the past three years.

Our discussions with various individuals concerning these properties and projects has included general discussions of acquiring properties directly either ourselves or in a joint venture with others or of developing properties either ourselves or in a joint venture with others, as described above. As of the date of this document, all such discussions have been general and we have no specific plan as to whether we will acquire or develop ourselves or jointly any specific properties or projects. There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership. All of the individuals and firms we have met with in furthering our business plan described above have indicated that we need to become a fully reporting SEC company with securities qualified for quotation on the OTCBB before proceeding in any more formal manner and thus our plans remain general as described above. This is because we believe the individuals and entities we are dealing with will have greater confidence in our ability to execute our business plan and we will have more credibility in dealing with them if we are a public reporting company with securities qualified for quotation on an Over the Counter Market.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

Shearson American REIT, Inc.

Shearson American REIT, Inc.(“we,” or the “company”) is a Nevada, corporation whose business purpose now is to become a real estate investment trust. We currently intend to focus on the construction of multi-family properties located in urban areas of cities of various sizes in the United States, although we may also purchase existing properties.  We anticipate allocating up to 10% of each project’s total square footage on synergistic commercial uses, such as dry cleaners, car rental, day care, travel agency, deli/restaurant and the like.  We anticipate that many of these properties will qualify for financing under Sections 221(d)(3) for acquisition and 221(d)(4) for construction, of the National Housing Act administered by HUD that insures mortgage loans to facilitate the new construction or substantial rehabilitation of multi-family rental or cooperative housing for moderate-income families, elderly, and the handicapped.  However, our broad investment policies do not require us to invest in these kinds of properties.

We currently believe that we do not qualify, but intend to qualify, as a real estate investment trust (“REIT”) under federal tax law. In general, a REIT is a company that combines the capital of many investors to acquire real estate and/or real estate related assets and meets certain other qualifications. The benefits of a REIT may include the following:

•	A greater diversified real estate portfolio under professional management;

•
Not subject to federal corporate income taxes on its income that it distributes to its shareholders, which substantially eliminates “double taxation” (i.e., taxation at both the corporate and shareholder levels).

We do not have any employees. Instead, we intend rely on Shearson American Advisors, LLC, a Delaware limited liability company (the "Advisor") to conduct our day-to-day affairs.

We anticipate that each of our properties will be owned under a separate Limited Partnership managed with our Advisor.  As of December 1, 2012, the Company owns no interests in properties.

Our common shares of stock are currently not traded on a stock exchange.

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

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with its Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).  The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007.  In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely.  In addition, the Form 10-Qs for 2001 through 2009 were not filed.  As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act, which in part prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered.  Accordingly, the Company has filed a registration statement Form 10 with the Securities and Exchange Commission which has not yet become effective.

Employees

As of December 31, 2012, the Company had three employees, Richard Orcutt, President, John Williams, Chairman and Chief Financial Officer, and Jonathon Schatz, Treasurer. Each of the employees devote a portion of their time to their duties with SART I while devoting their remaining time to their other affairs.

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

Organizational Structure

The following chart shows the proposed ownership structure of the various entities that will be affiliated with us and or our advisor.

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

SART ’s beneficial owners or their affiliates may have conflicts of interest.

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

Our management believes that there are numerous companies, most of which have greater resources than the Company does, that are also seeking Real Estate acquisition transactions. These entities will present competition to SART in its search for suitable transactions, and we make no assurance that we will be successful in that search.

There is no assurance of continued public trading market and being a low priced security may affect the market value of stock.

To date, there has been only a limited public market for our common stock. Our common stock was quoted on the OTCBB as of December 31, 2012. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock.

ITEM 1B.	Unresolved Staff Comments

The Company has filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission.  The SEC has sent comments to the Company concerning this filing.  The Company has not conformed its answer, as yet into an acceptable amended Form 10 as of this filing.

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

As of December 31, 2012, the Company determined that the 10 year period for enforceability of the judgement had expired pursuant to California Statutes and wrote off the balance of the liability including accrued interest (see Note 3 to the financial statements).

As of March 9, 2013 the Company has no outstanding or pending litigation matters.

ITEM 4.	Mine Safety Procedures

N/A

PART II

ITEM 5.	Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General.  As of December 31, 2012, SART I had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 52,518,999 shares had been issued and 52,514,749 shares were outstanding as of December 31, 2011.  No preferred stock has been authorized.

(b) Market Information.  The common stock of SART I is not currently traded in the over-the-counter (“OTC”) market and is not quoted through the NASD OTC Bulletin Board.

Shareholders

As of December 31, 2012 SART I had 52,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

Dividends

SART I has never declared or paid cash dividends on its Common Stock and anticipates that future earnings, if any, will be retained for development of its business.
ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company changed its name on October 16, 2009 to Shearson American REIT, Inc. with the sole purpose of becoming a Real Estate Investment Trust (REIT). The Company and its management have no experience in operating or creating a REIT. Management has not previously had any experience in raising funds from passive investors for investment in real estate.

The Board of Directors authorized the development of a Business Plan and an implementation document to qualify as a Real Estate Investment Trust (REIT).

We intend to acquire or develop multi-family residential rental real estate initially in the United States. We intend to focus on acquiring or developing properties located in urban areas in markets and submarkets that we believe to have high growth potential.

Our investment strategy may also include investments in real estate-related assets that we believe present opportunities for significant current income. Such investments may also have what we believe to be opportunities for capital gain, whether as a result of a discount purchase or related equity participations. By related equity participations, we mean that we may not acquire 100% interest in a property but rather a fractional share such as an interest in a joint venture, which would also present an opportunity for capital gains when the entire property or our interest in the property is sold.

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease. For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in a specific region in which we intend to operate, we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing real estate. We currently believe that we would concentrate on multi-family residential construction projects, although we have no binding contracts, agreements or commitments to do so.

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio primarily consisting of multi-family residential real estate projects. However, it is possible that we may only secure funding to acquire or develop one property, in which case our portfolio will not be diversified. Although we have reviewed the real estate markets in the states in which we intend to acquire or develop properties, we have had no contract, agreement or commitment to acquire or develop any property as of the date of this report.

However, we have already undertaken significant operational activities in furtherance of our business plan.  Specifically, we have taken the following steps in furtherance of our business plan: We have enriched our knowledge in the real estate market in various states; such as North Carolina, Texas, Illinois, Florida by studying the existing statistics on those markets and by having extensive discussions with many experts in those markets

SHEARSON intends to acquire properties, on the advice of it’s Advisor for cash, stock, a combination of cash and stock and finance the acquisitions, when possible, with HUD/FHA insured or traditional financing sources.  In implementing our investment strategy, we will use our management teams’ expertise to identify and evaluate attractive real estate investment opportunities. We expect that our management team will make decisions based on a variety of factors, including expected risk-adjusted return, credit fundamentals, liquidity, availability and cost of financing, market-specific conditions and macroeconomic conditions. In addition, all investment decisions will be made with a view to maintaining our qualification as a REIT.  Financing is not expected to exceed 90% of the value of any one project. The Company will limit mortgages on any one property to a single first mortgage.  Although the Company has not identified specific properties to purchase, it anticipates making real estate investments.  After the Company has made investments in 15 projects, we intend to limit the percentage of investment made in an individual project to 10% of the Company’s assets.  Exceptions to these investment limitations will be considered only following authorization by the Board of Directors.

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

_
intensive data collection by our in-house investment and asset management team and third-party providers, including, as appropriate, financial, physical, legal and environmental due diligence of investment opportunities;

_	data consolidation and comprehensive analysis of the key drivers affecting value, such as cash flows, asset capitalization and asset performance;

_	assessment of the general economic and demographic characteristics of the market;

_	thorough review of the investment capital structure, borrower and tenant analysis, legal structure and deal documentation;

_	evaluation of existing financing or new financing;

_	intensive evaluation and credit analysis of the rent stream; and

_	review of entitlements and zoning.

In assessing the suitability of a particular investment for our portfolio, we will evaluate the expected risk-adjusted return relative to the expected returns available from comparable investments. Our Advisory investment and asset management team will also identify opportunities to enhance the asset’s value through, among other things, competitive repositioning, development and targeted physical enhancements. The in-house investment and asset management team will also consider our ability to extract excess value from the investment through active post-acquisition asset management, including regular leasing and operating reviews. Based on the foregoing criteria, among others, we will make an investment decision and, if the decision is made to proceed with an investment, will utilize our extensive knowledge of the market for our target assets, comprehensive investment return analysis and proprietary modeling systems to establish an appropriate price for such assets. Any changes in investment objectives will require the approval of the Board of Directors.

The following discussion of the financial condition and results of operations of SART  should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part 1 — Item 1A. Risk Factors.”

Results of Operations

For the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Revenues and Cost of revenues.  Since becoming inactive after the events of September 11, 2001, PSA has not generated any revenue and has not incurred any cost of revenues.

General and administrative expenses.  General and administrative expenses for the year ended December 31, 2012 were $19,750 as compared to $30,589 in 2011 and consist primarily of filing costs and travel and entertainment costs and professional fees in both years. The decrease in 2012 results principally from a decrease in professional fees and other general and administrative expenses.

Other (expense) income.  Interest expense of $20,609 and $17,637 was incurred for the years ended December 31, 2012 and 2011. The interest expense incurred was principally accrued on an outstanding judgment of $100,501 against the Company.  Refer to Item 3, Legal Proceedings for further details.

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

Working capital during 2012 and 2011 has been provided by affiliates of the Company in the form of direct payment of operating expenses.

Recent Accounting Pronouncements

The Company does not believe that recently issued accounting pronouncements will have a material impact on its financial statements.

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

The Company’s tax returns for all periods from December 31, 2000, are subject to audit by taxing authorities because of the Company’s net operating loss.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. Although the Company has reported net income of $56,353 from inception to December 31, 2012, it has working capital and stockholder deficits of $145,739 and the net income resulted from the gain on the write off of debt (see Note 3). In addition, the Company has no revenue generating operations and no full time employees and during 2012 and 2011, an officer contributed $6,000 and $3,000 in services to the Company.

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

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 8.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Shearson American REIT, Inc. (formerly known as PSA, Inc.)
(a development stage company)

We have audited the accompanying balance sheets of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years ended December 31, 2012 and 2011, and the period from October 16, 2009 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ equity/(deficit) and its cash flows for the years ended December 31, 2012 and 2011, and the period from October 16, 2009 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, has negative working capital and a stockholders’ deficit and no revenue generating operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
April 4, 2013

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$27,848	$27,598
Loans payable - affiliates	117,891	102,769
Accrued Liabilities	-	253,165
Total Liabilities	145,739	383,532

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000
shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,448,953	25,442,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Earnings (Deficit) accumulated during the development stage	56,353	(175,440)
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(145,739)	(383,532)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011, and
Period From Inception (October 16, 2009) through December 31, 2012

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2012	2011	2012
			(Restated)
Revenue	$-	$-	$-

Operating costs:
General and administrative	19,750	30,589	150,882

Operating loss	(19,750)	(30,589)	(150,882)

Other income (expense):
Gain on the write off of debt	272,152	-	272,152
Interest	(20,609)	(17,637)	(64,917)

Income (Loss) before income taxes	231,793	(48,226)	56,353

Income taxes	-	-	-

Net Income (loss)	$231,793	$(48,226)	$56,353

Per share information: Basic and Diluted
Net loss per share	$0.00	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From October 16, 2009 (Inception) through December 31, 2012

	Common Stock		Paid-in	Accumulated Deficit Prior to the Development	Deficit Accumulated During the Development	Treasury
	Shares	Amount	Capital	Stage	Stage	Stock	Total
Balance at October 16, 2009	52,518,999	$52,519	$25,439,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(10,071)	(14,283)	(221,163)

Net loss for the year ended December 31, 2010	-	-	-	-	(117,143)	-	(117,143)

Balance December 31, 2010 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(127,214)	(14,283)	(338,306)

Contributed services	-	-	3,000	-	-	-	3,000
Net loss for the year ended December 31, 2011	-	-	-	-	(48,226)	-	(48,226)

Balance December 31, 2011	52,518,999	52,519	25,442,953	(25,689,281)	(175,440)	(14,283)	(383,532)

Contributed services	-	-	6,000	-	-	-	6,000
Net loss for the year ended December 31, 2012	-	-	-	-	231,793	-	231,793

Balance December 31, 2012	52,518,999	$52,519	$25,448,953	$(25,689,281)	$56,353	$(14,283)	$(145,739)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012 and 2011, and
Period From Inception (October 16, 2009) through December 31, 2012

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities:
Net Income (loss)	$231,793	$(48,226)	$56,353
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the writeoff of debt	(272,152)	-	(272,152)
Direct payment of operating expenses	13,500	25,898	70,338
Interest added to loans payable	1,622	1,624	3,858
Contributed services	6,000	3,000	9,000
Changes in assets and liabilities
Accounts payable	250	2,000	27,848
Accrued liabilities	18,987	16,015	67,004
Net cash provided by (used in) operating activities	-	311	(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Repayments of loans payable	-	-	(36,849)
Bank overdraft	-	(311)	-
Net cash provided by (used in) financing activities	-	(311)	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2012 and 2011

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

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company does not believe that any uncertain tax positions exist at December 31, 2012.

The Company’s tax returns for all periods from December 31, 2000, are subject to audit by taxing authorities because of the Company’s net operating loss.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. Although the Company has reported net income of $56,353 from inception to December 31, 2012, it has working capital and stockholder deficits of $145,739 and the net income resulted from the gain on the write off of debt (see Note 3). In addition, the Company has no revenue generating operations and no full time employees and during 2012 and 2011, an officer contributed $6,000 and $3,000 in services to the Company.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 or subsequent thereto which would have a material impact on our financial statements.

Note 3. Accrued Liabilities

Accrued liabilities consist of the following:

December 31,
2011
Litigation judgment	$100,501
Accrued interest on litigation judgment	152,664
Total accrued liabilities	$253,165

A judgment was entered against the Company in 2002 for $100,501. The Company has recorded the liability and the interest accrued thereon at a rate of 10% per annum. A judgment may be executed upon for 10 years from the date of entry. This time may be extended if the judgment creditor re-files the judgment in the county it was originally issued in.

From January 1 through September 30, 2012, the Company recorded an additional $18,987 in interest on the judgment and the balance of the judgment and accrued interest aggregated $272,152 at September 30, 2012.

Subsequent to September 30, 2012, the Company determined that the 10 year period of enforceability of the judgment had expired pursuant to California statutes and wrote off the liability which resulted in a gain of $272,152.

Note 4. Loans Payable – affiliates

During 2012 and 2011, two affiliates advanced the Company an aggregate of $13,500 and $25,898 for the direct payment of expenses. The advances from these affiliates do not bear interest. In addition, another affiliate had advanced the Company $50,000 in prior years. The $50,000 advance bears interest at 3.25% and $1,622 and $1,624 in interest was accrued on the interest bearing advance in 2012 and 2011. The balance due these affiliates aggregated $117,891 and $102,769 at December 31, 2012 and 2011.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2012 and 2011. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	$34%
Effect of operating losses	(34)%
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2011 and 2010, are as follows:

December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,660,000
Total deferred tax assets	1,660,000
Less: valuation allowance	(1,660,000)
Net deferred taxes	$—

December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,750,000
Total deferred tax assets	1,750,000
Less: valuation allowance	(1,750,000)
Net deferred taxes	$—

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $4,150,000 expiring through 2032. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur. The Company’s income tax returns from its original inception are subject to audit as a result of the Company’s net operating losses.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria for effective control over financial reporting described in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2012, the officers and directors of the Company were:

Name:	Age	Position

John Williams	90	Chairman of the Board of Directors, CEO and CFO

Richard Orcutt	57	President, Secretary and Director

Jonathan Schatz	57	Independent Director

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

Shareholder Nominations

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our2012fiscal year.

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

Based solely on SART  review of the copies of those forms received by PSA, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed except as follows – Richard Orcutt (one Form 3), and Jonathan Shatz (one Form 3).  To our knowledge, these forms have not been filed as of the date of this report.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compen- sation ($) (g)	All Other Compen- sation ($) (i)	Total ($) (j)
John Williams, CEO & CFO	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

The following table contains information regarding the shareholdings, as of December 31, 2012, of SART I’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving  effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of December 31,2012):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

WJS Irrevocable Trust 1059 Redondo Drive, Los Angeles, CA, 90019	49,967,562	95.14%

John Williams CEO, CFO and Board of Directors Chairman 1059 Redondo Drive, Los Angeles, CA, 90019	-0-	-0-

Richard Orcutt President, Chief Operating Officer and Director 2509 Dakota Rock Drive, Ruskin Florida 33570	-0-	-0-

Jonathan Shatz Director 11007 Long Boat Drive Cooper City, Florida 33026	-0-	-0-

All Officers and Directors as a Group (4 persons)	-0-	-0-

(1) Percentages based upon 52,518,999 shares of the Company’s common stock issued as of December 31, 2012.

(2) Ownership control has not changed since the last Form 10-Q was filed with the SEC for the Second Quarter of 2001.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, Semple, Marchal & Cooper, LLP and Kingery & Crouse P.A.:

		Year ended	Year ended
		December 31,	December 31,
		2011	2012

1	Audit fees	$20,000	$10,500
2	Audit-related fees	-0-	-0-
3	Tax fees	-0-	-0-
4	All other fees	-0-	-0-
	Totals	$20,000	$10,500

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

ITEM 15.               Exhibits

Exhibits

Exhibit No. 31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	April 4, 2013
John Williams
CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	April 4, 2013
John Williams

/s/ Patrick Galvin	Director	April 4, 2013
Patrick Galvin