Form 10-K/A
period 2012-12-31
Shearson American REIT, Inc.
filed 2013-04-17
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

The 10-K/A is being filed to correct typographical errors in the original filing.

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

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011, and
Period From Inception (October 16, 2009) through December 31, 2012

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2012	2011	2012
			(Restated)
Revenue	$-	$-	$-

Operating costs:
General and administrative	19,750	30,589	150,882

Operating loss	(19,750)	(30,589)	(150,882)

Other income (expense):
Gain on the derecognition of debt	272,152	-	272,152
Interest	(20,609)	(17,637)	(64,917)

Income (Loss) before income taxes	231,793	(48,226)	56,353

Income taxes	-	-	-

Net Income (loss)	$231,793	$(48,226)	$56,353

Per share information: Basic and Diluted
Net loss per share	$0.00	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period From October 16, 2009 (Inception) through December 31, 2012

	Common Stock		Paid-in	Accumulated Deficit Prior to the Development	Deficit Accumulated During the Development	Treasury
	Shares	Amount	Capital	Stage	Stage	Stock	Total
Balance at October 16, 2009	52,518,999	$52,519	$25,439,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(10,071)	(14,283)	(221,163)

Net loss for the year ended December 31, 2010	-	-	-	-	(117,143)	-	(117,143)

Balance December 31, 2010 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(127,214)	(14,283)	(338,306)

Contributed services	-	-	3,000	-	-	-	3,000
Net loss for the year ended December 31, 2011	-	-	-	-	(48,226)	-	(48,226)

Balance December 31, 2011	52,518,999	52,519	25,442,953	(25,689,281)	(175,440)	(14,283)	(383,532)

Contributed services	-	-	6,000	-	-	-	6,000
Net income for the year ended December 31, 2012	-	-	-	-	231,793	-	231,793

Balance December 31, 2012	52,518,999	$52,519	$25,448,953	$(25,689,281)	$56,353	$(14,283)	$(145,739)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012 and 2011, and
Period From Inception (October 16, 2009) through December 31, 2012

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities:
Net Income (loss)	$231,793	$(48,226)	$56,353
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on the derecognition of debt	(272,152)	-	(272,152)
Direct payment of operating expenses	13,500	25,898	70,338
Interest added to loans payable	1,622	1,624	3,858
Contributed services	6,000	3,000	9,000
Changes in assets and liabilities
Accounts payable	250	2,000	27,848
Accrued liabilities	18,987	16,015	67,004
Net cash provided by (used in) operating activities	-	311	(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Repayments of loans payable	-	-	(36,849)
Bank overdraft	-	(311)	-
Net cash provided by (used in) financing activities	-	(311)	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2012 and 2011 , are as follows:

December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$1,660,000
Total deferred tax assets	1,660,000
Less: valuation allowance	(1,660,000)
Net deferred taxes	$—

December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,750,000
Total deferred tax assets	1,750,000
Less: valuation allowance	(1,750,000)
Net deferred taxes	$—

As of December 31, 2012 , the Company has net operating loss carryforwards of approximately $4,150,000 expiring through 2032. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur. The Company’s income tax returns from its original inception are subject to audit as a result of the Company’s net operating losses.

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	April 17, 2013
John Williams
CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	April 17, 2013
John Williams

/s/ Patrick Galvin	Director	April 17, 2013
Patrick Galvin