Form 10-Q
period 2013-03-31
Shearson American REIT, Inc.
filed 2013-05-21
CIK 1065001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 52,514,749 shares of the registrant’s common stock outstanding as of May 17, 2013.

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2011	3

	(Unaudited) Statements of Operations for the three months ended March 31, 2013 and 2012 and for the period from October 16, 2009 (Inception) to March 31, 2013	4

	(Unaudited) Statements of Cash Flows for the three months Ended March 31, 2013 and 2012 and for the period from October 16, 2009 (Inception) to March 31, 2013	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

EX-31.1
EX-31.2
EX-32

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$30,199	$27,848
Loans payable	138,035	117,891
Total Liabilities	168,234	145,739

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000
shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,451,953	25,448,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Earnings accumulated during the development stage	30,858	56,353
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(168,234)	(145,739)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013 and 2012, and
Period From Inception (October 16, 2009) to March 31, 2013
(Unaudited)

	Three Months Ended		Inception to
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating costs:
General and administrative	25,090	1,500	179,472

Operating income (loss)	(25,090)	(1,500)	(179,472)

Other expense:
Gain on the derecognition of debt	-	-	272,152
Interest	(405)	(6,735)	(65,322)

Income (Loss) before income taxes	(25,495)	(8,235)	27,358

Income taxes	-	-	-

Net Income (loss)	$(25,495)	$(8,235)	$27,358

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012, and
Period From Inception (October 16, 2009) to March 31, 2013
(Unaudited)

	Three Months Ended		Inception to
	March 31,	March 31.	March 31,
	2013	2012	2013
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$-	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Repayments of loans payable	-	-	(36,849)
Net cash provided by (used in) financing activities	-	-	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2012 balance sheet data was derived from audited financial statements.  The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred a net loss for the period ended March 31, 2013, of $25,495 and has working capital and stockholder deficits of $168,234 at March 31, 2013. In addition, the Company has no revenue generating operations.

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

Note 3. Loans Payable

From October 16, 2009, through March 31, 2013, affiliates have paid expenses on behalf of the Company or advanced funds for working capital purposes. The balance due to these affiliates aggregates $138,035 at March 31, 2013.

Note 4. Contributed Services

During the period ended March 31, 2013, affiliates of the Company contributed services to it with an estimated fair value of $3,000 which has been charged to operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Shearson American REIT, Inc. (“we,” “us,” or “our”) should be read in conjunction with our unaudited financial statements for the period ending March 31, 2013 included elsewhere in this report and our audited financial statements included in our Form 10-K for the year ended December 31, 2012 and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing below. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Overview

Since we became inactive after the events of September 11, 2001, we have had no business operations. On October 16, 2009, we, commenced our development state status and PSA changed its name to Shearson American REIT, Inc. for the sole purpose of becoming a real estate investment trust, or “REIT,” that will invest primarily in institutional-quality multi-use and multi-family properties located in the United States.. We wish to be a fully integrated global Real Estate Investment Trust that will acquire, develop, own, operate and sell real estate. We contemplate utilizing HUD/GNMA securities backed financing for most of our future projects, none of which now exist. There can be no assurance that we will be able to identify or successfully complete any such transactions. As of the date of this report, we are not a party to any agreements providing for a business combination or other acquisition of assets. We may pay acquisition consideration in the form of cash, debt or equity securities or a combination thereof. In addition, as a part of our acquisition strategy or we may consider raising additional capital through the issuance of equity or debt securities.

Prior to the terrorist attack on the World Trade Centers in New York City on September 11, 2001, we, under our former name, PSA, Inc., were a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post product services, as well as international tour, travel and entertainment products and services, including an e-commerce platform for purchasing travel services. Most of the operations of our then subsidiaries were located near the World Trade Center. As a result of the damage done to our subsidiaries and because of the decimation to the travel industry in general as a result of the event, we discontinued our operations near the end of 2001. The subsidiaries ultimately either were liquidated through bankruptcy or closed without any return to us for our investment in these subsidiaries.

Results of Operations

For the three months ended March 31, 2013 and 2012 our operations consisted of the following:

Revenues. We had no revenues for the three months ended March 31, 2013 or 2012, and we do not presently have any revenue generating business.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services and travel costs. General and administrative expenses for the three months ended March 31, 2013 and 2012, were $25,090 and $1,500, respectively. Our General and administrative expenses from our inception of October 16, 2009 to March 31, 2013 are $179,472.

Interest expense. Interest expense for the three months ended March 31, 2013 and 2012, was $405 and $6,735, respectively. The decrease in interest expense resulted from the de-recognition of the liability on a judgment against us at December 31, 2012, for which interest had been accrued during the 2012 period.

Liquidity and Capital Resources

We have not generated any revenue since the events of September 11, 2001. As a result, our primary source of liquidity prospectively will be from equity or debt sources. There is no assurance that any equity or debt sources will be available or available on the terms favorable or acceptable to us. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets. As of March 31, 2013, we had no cash or cash equivalents.

On January 26, 2010, we received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). The IAP was instituted since we had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, we failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007. In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely. In addition, the Form 10-Qs for 2001 through 2009 were not filed. As a consequence of our failure to file these reports, all of our securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act, which in part, prohibits broker dealers from effecting transactions in our securities until the securities are registered. Since we have not been active and have not attempted to raise capital, the deregistration has had no current impact on our liquidity or capital resources. However, the deregistration will have negative impact on our future liquidity and our ability to access capital resources. Accordingly, we filed a Form 10, General Form for Registration of Securities, with the Commission on July 9, 2010, which was effective 60 days after filing; however, the Commission is still rendering comments pertaining to our Form 10 Registration Statement.

We believe that we will obtain sufficient resources, obtained through loans from and sales of equity to our directors and other affiliates, to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. However, these parties have not entered into any agreements with us to provide any capital, and are under no obligation to do so. Therefore, there can be no assurance that we will have sufficient capital available to satisfy our existing and contingent liabilities and our anticipated operating expenses for the next twelve months. Until such time as we actively pursue a business combination or asset acquisition, we expect these expenses to consist mainly of general and administrative expenses incurred in connection with maintaining our status as a publicly traded company. We have no commitments for capital expenditures and foresee none, except for possible future business combinations or asset acquisitions. In order to effect a business combination or asset acquisition, however, we may need financing or equity capital. There is no assurance that any such financing or capital will be available or available on terms favorable or acceptable to us. Our operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Going Concern

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

We are in the development stage and we have experienced losses from operations as a result of our investment necessary to achieve our operating plan, which is long-range in nature. We incurred net income from our inception to March 31, 2013 of $27,358 and we have working capital and stockholder deficits of $168,234 and $168,234, respectively, at March 31, 2013. Our  net income resulted from the de-recognition of the liability described in the results of operations section above.

Our ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

We are pursuing financing for its operations and seeking additional private investments. In addition, we are seeking to develop a revenue base. Failure to secure such financing or to raise additional equity capital and to develop our revenue base may result in our depleting our available funds and not being able pay our obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our possible inability to continue as a going concern.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013, that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the three months ended March 31, 2013 and 2012 nor did we have any material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of March 31, 2013, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act as of March 31, 2013. Based on that evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective for the reasons discussed below . The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

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

As of March 31, 2013, our legal proceedings have not changed from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

As of March 31, 2013, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012..

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

SHEARSON AMERICAN REIT, Inc. (Registrant)

Dated: May 20, 2013	/s/ John D. Williams
John D. Williams
Chairman of the Board/Chief Executive Officer/ Chief Financial Officer/Chief Accounting Officer