Form 10-Q/A
period 2011-06-30
Shearson American REIT, Inc.
filed 2013-08-22
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

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

EXPLANATORY NOTE

We made a Scrivener's error in the first periodic filing when we were no longer a shell company (Form 10-Q for the period June 30, 2011)and mistakingly failed to correct that error in subsequent periodic filings. We are amending this periodic filing to correct this error.

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

Shearson American REIT, Inc. (Registrant)

Dated: August 22, 2013		/s/ John Williams
	By:	John Williams Chief Executive Officer and Chief Financial Officer