Form 10-Q/A
period 2011-09-30
Shearson American REIT, Inc.
filed 2013-08-22
CIK 1065001

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

EXPLANATORY NOTE

We made a Scrivener's error in the first periodic filing when we were  no longer a shell company (Form 10-Q for the period ending June 30, 2011) and mistakingly failed to correct that error in subsequent periodic filings.  We are amending this periodic filing to correct this error.

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

SHEARSON AMERICAN REIT, Inc. (Registrant)

/s/ John D. Williams	/s/ John D. Williams
John D. Williams	John D. Williams
Chairman of the Board	Chief Financial Officer

Dated: August 22, 2013