Form 10-K/A
period 2011-12-31
Shearson American REIT, Inc.
filed 2013-08-22
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
FORM 10-K/A

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
  Common Stock, $.001 par value

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Documents Incorporated By Reference
None

EXPLANATORY NOTE

We made a Scrivener's error in the first periodic filing when we were no longer a shell company (Form 10-Q for the period ending June 30, 2011) and mistakenly failed to correct that error in subsequent periodic filings. We are amending this periodic filing to correct this error.

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

●
intensive data collection by our in-house investment and asset management team and third-party providers, including, as appropriate, financial, physical, legal and environmental due diligence of investment opportunities;

●	data consolidation and comprehensive analysis of the key drivers affecting value, such as cash flows, asset capitalization and asset performance;

●	assessment of the general economic and demographic characteristics of the market;

●	thorough review of the investment capital structure, borrower and tenant analysis, legal structure and deal documentation;

●	evaluation of existing financing or new financing;

●	intensive evaluation and credit analysis of the rent stream; and

●	review of entitlements and zoning.

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
_______________________________

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

Shearson American REIT, Inc.		Date

By:	/s/ John Williams	August 22, 2013
John Williams
CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	August 22, 2013
John Williams

/s/ Patrick Galvin	Director	August 22, 2013
Patrick Galvin