Form 10-Q/A
period 2012-03-31
Shearson American REIT, Inc.
filed 2013-08-22
CIK 1065001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_________

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

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Balance Sheets as of March 31, 2012(Unaudited) and December 31, 2011	F-1
	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the period from October 16 , 2009 (Inception) to March 31, 2012	F-2
	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011 and for the period from October 16 , 2009 (Inception) to March 31, 2012	F-3
	Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	7

Item 4.	Mine Safety Disclosures	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

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

SHEARSON AMERICAN REIT, Inc.
(Registrant)

Dated: August 22, 2013