Form 10-K/A
period 2012-12-31
Shearson American REIT, Inc.
filed 2013-08-22
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2013 was $0 based on a c losing bid quotation on the OTC Bulletin Board on that date of $.00 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

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
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2012 and 2011, are as follows:

December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$1,660,000
Total deferred tax assets	1,660,000
Less: valuation allowance	(1,660,000)
Net deferred taxes	$—

December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$1,750,000
Total deferred tax assets	1,750,000
Less: valuation allowance	(1,750,000)
Net deferred taxes	$—

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $4,150,000 expiring through 2032. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur. The Company’s income tax returns from its original inception are subject to audit as a result of the Company’s net operating losses.

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