Form 10-Q
period 2013-09-30
Shearson American REIT, Inc.
filed 2013-11-20
CIK 1065001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 52,514,749 of the registrant’s common stock outstanding as of November 19, 2013.

SHEARSON AMERICAN REIT, INC.
(Formerly known as PSA, Inc.)
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	(Unaudited) Statements of Operations for the Three and Nine months, Ended September 30, 2013 and 2012 and for the period from October 16, 2009 (Inception) to September 30, 2013	4

	(Unaudited) Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the period from October 16, 2009 (Inception) to September 30, 2013	5

	Notes to Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$39,184	$27,848
Loans payable	157,012	117,891
Total current liabilities	196,196	145,739

Commitments and Contingencies

Stockholders' Equity (Deficit)
Common Stock-$.001 par value, 75,000,000
shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,457,953	25,448,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Earnings (deficit) accumulated during the development stage	(3,104)	56,353
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Equity (Deficit)	(196,196)	(145,739)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2013 and 2012, and
Period From Inception (October 16, 2009) to September 30, 2013
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating costs:
General and administrative	25,650	8,000	58,241	9,500	209,124

Operating income (loss)	(25,650)	(8,000)	(58,241)	(9,500)	(209,124)

Other income (expense):
Gain on the derecognition of debt	-	-	-	-	272,152
Interest	(405)	(6,735)	(1,216)	(13,470)	(66,132)

Income (Loss) before income taxes	(26,055)	(14,735)	(59,457)	(22,970)	(3,104)

Income taxes	-	-	-	-	-

Net Income (loss)	$(26,055)	$(14,735)	$(59,457)	$(22,970)	$(3,104)

Per share information: Basic and Diluted
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding	52,514,749	52,514,749	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012, and
Period From Inception (October 16, 2009) to September 30, 2013
(Unaudited)

	Nine Months Ended		Inception to
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$-	$311	$(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Bank overdraft	-	(311)	-
Repayments of loans payable	-	-	(36,849)
Net cash provided by (used in) financing activities	-	(311)	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Note 2. Basis of Presentation and Use of Estimates

The accompanying unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 8.03 of Regulation SX. The December 31, 2012 balance sheet data was derived from audited financial statements.   The accompanying financial statements do not include all of the information and notes required by GAAP. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company incurred a net loss for the period ended September 30, 2013, of $59,457 and has working capital and stockholder deficits of $196,196 at September 30, 2013. In addition, the Company has no revenue generating operations.

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

Note 3. Loans Payable

From October 16, 2009, through September 30, 2013, affiliates have paid expenses on behalf of the Company or advanced funds for working capital purposes. The balance due to these affiliates aggregates $157,012 at September 30, 2013.

Note 4. Contributed Services

During the period ended September 30, affiliates of the company contributed services to the Company with an estimated fair value of $9,000 which has been charged to operations.

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

To date, we have signed two Joint Venture Agreements for multifamily high rise residential developments in Las Vegas, Nevada and Beaumont, Texas, for which we have preliminary  mortgage loan commitments for project financing an HUD/FHA Mortgagee to process mortgage financing under  under Section 221(d)(4) of the National Housing Act.  There can be no assurance that these preliminary loan commitments will result in funding. The company will file a Form 8-K with the SEC regarding these transactions.

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

Overview

Prior to the terrorist attack on the World Trade Centers in New York City on September 11, 2001, we operated under the corporate name, PSA, Inc. (“PSA”), which was a holding company for entities that were developing interactive television format with the emerging digital broadcast and interactive technologies, and digital video production and post-product services, as well as international tour, travel and entertainment products and services, including an e-commerce platform for purchasing travel services. Most of PSA’s operations conducted through its subsidiaries were located near the World Trade Center. As a result of the damage done to PSA’s subsidiaries and because the travel industry was decimated from the terrorist attack, PSA discontinued its operations near the end of 2001 and its subsidiaries ultimately either were liquidated through bankruptcy or closed without any return to PSA of its investment in these subsidiaries.

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

We intend to acquire or develop multi-family residential rental real estate and real estate related-assets in the United States. We intend to focus on acquiring or developing properties located in markets and submarkets that we believe to have high growth potential.

Our investment strategy may also include investments in real estate-related assets that we believe present opportunities for significant current income. Such investments may also have what we believe to be opportunities for capital gain, whether as a result of a discount purchase or related equity participations in real estate. By related equity participations, we mean that we may not acquire 100% interest in a property but rather a fractional share such as an interest in a joint venture, which would also present an opportunity for capital gains when the entire property or our interest in the property is sold.

We may acquire or develop a wide variety of existing or to be developed multi-family properties.

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease. For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in a specific region in which we intend to operate, we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing real estate. We currently believe that we will initially concentrate on multi-family residential construction projects, as evidenced by our operations to date.

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio of real estate assets primarily consisting of multi-family residential real estate projects. However, it is possible that we may only secure funding to acquire or develop one property, in which case our portfolio will not be diversified. We have reviewed the real estate markets in the states in which we intend to acquire or develop properties, and have entered in  to two Joint Venture Agreements to acquire and develop two Leeds certified high-rise rental apartment projects.

1.	The nature of products or services offered;
Shearson American REIT, Inc. (“we or the “Company”) is a Nevada, corporation whose business purpose now is to become a real estate investment trust.  We currently intend to focus on the construction of multi-family properties located in urban areas of cities of various sizes in the United States, although we may also purchase existing properties.  We anticipate allocating up to 10% of each project’s total square footage on synergistic commercial uses, such as dry cleaners, car rental, day care, travel agency, deli/restaurant and the like.  We anticipate that many of these properties will qualify under  Sections 221(d)(3) for acquisition and 221(d)(4) for construction, of the National Housing Act administered by HUD that insures mortgage loans to facilitate the new construction or substantial rehabilitation of multi-family rental for market-rate, moderate-income, elderly, and the handicapped.  However, our broad investment policies do not require us to invest in these kinds of properties.

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

•
The REIT will be a “pass through” entity that is not subject to federal corporate income taxes on its income that it distributes to its shareholders, which substantially eliminates “double taxation” (i.e., taxation at both the corporate and shareholder levels).

•
We have three employees. However we intend rely on Shearson American Advisors, LLC, a Delaware limited liability company (the "Advisor"), to conduct our day-to-day affairs.

We anticipate that each of our properties will be owned by a separate Limited Partnership with our joint venture partner, as the 1% General Partner and us as a 99% Limited Partner.  As of November 4, 2013, the Company owns no direct interests in properties.

Results of Operations

For the three, and nine months ended September 30, 2013 and 2012 our operations consisted of the following:

Revenues. We had no revenues for the three or nine months ended September 30, 2013 or 2012, and we do not presently have any revenue generating business.

General and administrative expenses. General and administrative expenses consist primarily of legal and accounting services, filing and edgar fees and travel costs. General and administrative expenses for the three months ended September 30, 2013 and 2012 were $25,650 and $8,000, respectively.  General and administrative expenses for the  nine months ended September 30, 2013 and 2012 were $58,241 and $9,500, respectively.

Interest expense. Interest expense for the three month ended September 30, 2013 was $405 and $6,735, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $1,216 and $13,470, respectively. The decrease in interest expense relates to the derecognition of debt during the year ended December 31, 2012. Interest expense during 2013 consists of interest on a loan from an affiliate.

Liquidity and Capital Resources

We have not generated any revenue since the events of September 11, 2001. As a result, prospectively, our primary source of liquidity will be from equity or debt sources. There is no assurance that any such equity sources will be available or available on terms favorable or acceptable to us. Additionally, our ability to obtain such funds may be made more difficult due to the current global financial crisis and its effect on the capital markets. As of September 30, 2013, we had no cash or cash equivalents.

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

We are in the development stage and have experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. We have incurred a net loss for the period ended September 30, 2013, of $59,457 and have working capital and stockholder deficits of $196,196 at September 30, 2013. In addition, we have  no revenue generating operations.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013, that have or are reasonably likely to have a current or future material effect on our financial position, results of operations or cash flows.

Summary of Cash Flows

There was no material cash flow used or provided from operating activities for the nine months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, we had no material cash flows from investing or financing activities.

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

Critical Accounting Policies and Estimates

As of September 30, 2013, our critical accounting policies and estimates have not changed materially from those set forth in our Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required for Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the following:

1. The lack of segregation of duties
2. The lack of a an audit committee
3. The lack effective control over supporting schedules for certain balance sheet accounts which resulted in the recording of adjusting journal entries to the financial statements at the period end.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are few employees and one officer with management functions there is lack of segregation of duties.  We intend to continue to evaluate potentially engage additional management and accounting personnel to alleviate this weakness if and when our operations expand.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2013, our legal proceedings had not changed from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

As of September 30, 2013, our risk factors had not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which are available for review at sec.gov.

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

SHEARSON AMERICAN REIT, Inc. (Registrant)

Dated: November 20, 2013	By:	/s/ John D. Williams
John D. Williams
Chairman of the Board

	By:	/s/ John D. Williams
John D. Williams
Chief Financial Officer