Form 10-K
period 2013-12-31
Shearson American REIT, Inc.
filed 2014-05-19
CIK 1065001

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, was $0 based on a closing bid quotation on the OTC Bulletin Board on that date of $.00 per share. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, corporate officers and holders of 10% or more of the Company’s common stock. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

As of May 8, 2014 a total of 52,518,999 shares of the registrant’s common stock were outstanding.

Shearson AMERICAN REIT, INC.
ANNUAL REPORT ON FORM 10-K
 December 31, 2013

Special Note Regarding Forward Looking Statements

In addition to historical information, this Form 10-K contains certain "forward-looking statements". All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future revenue, economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties.

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

PART I

ITEM 1. Business

General

Shearson American REIT, Inc. (“we” or the “Company”) is a Nevada corporation whose business purpose now is to become a real estate investment trust. We currently intend to focus on the development and construction of multi-family properties in urban areas of cities of various sizes in the United States, although we may also purchase properties with existing improvements. We anticipate allocating up to 10% of each project’s total square footage to synergistic commercial uses, such as dry cleaners, car rental, day care, travel agency, deli/restaurant and the like. We anticipate that many of these properties will qualify for financing under Sections 221(d)(3) for acquisition and 221(d)(4) for construction of the National Housing Act administered by HUD that insures mortgage loans to facilitate the new construction or substantial rehabilitation of multi-family rental or cooperative housing for moderate-income families, elderly, and the handicapped. Our broad investment policies do not, however, require us to invest in these kinds of properties.

We currently believe that we do not qualify, but intend to qualify, as a real estate investment trust (“REIT”) under federal tax law. In general, a REIT is a company that combines the capital of many investors to acquire real estate and/or real estate related assets and meets certain other qualifications. The benefits of a REIT may include the following:

A greater diversified real estate portfolio under professional management;

A REIT is not subject to federal corporate income taxes on its income that it distributes to its shareholders, which substantially eliminates “double taxation” (i.e., taxation at both the corporate and shareholder levels).

We do not have any employees. Instead, we intend to rely on Shearson American Advisors, LLC, a Delaware limited liability company (the "Advisor"), to conduct our day-to-day affairs.

We anticipate that each of our properties will be owned under a separate limited partnership managed with our Advisor. As of December 31, 2013, the Company owns interests in two joint ventures that plan to develop urban properties in Las Vegas, Nevada and Beaumont, Texas.  The joint ventures are subject to financing and other conditions and there is no assurance that the joint ventures will accomplish their business purposes.

Our shares of common stock are currently not traded on a stock exchange or other public market.

History

Overview of Registrant

Shearson American Reit, Inc. ("Shearson" or “we” or the “Company”) was originally incorporated as PSA, Inc. (“PSA”), a California corporation, on May 27, 1994. PSA, Inc. became a publicly-held company upon completion of its merger in April 1998 with American Telecommunications Standard International, Inc. ("ASAT"), originally incorporated in Nevada in 1985. In connection with the merger, ASAT changed its trading symbol from ASAT to PSAZ. On September 22, 1998, the Company changed its trading symbol to PSAX and then back to PSAZ on July 31, 2001. The Company's shares of common stock were traded on the OTC Bulletin Board.

Upon effectiveness of the merger, pursuant to Rule12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PSA elected to change its name from ASAT to PSA, INC. for reporting purposes under the Securities Exchange Act of 1934, as amended (the “Act”), and elected to report under the Act effective February 18, 2000.

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

Upon effectiveness of the Acquisition, pursuant to Rule12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, PSA elected to become the successor issuer to Canticle for reporting purposes under the Securities Exchange Act of 1934, as amended, and elected to report under the Act effective February 18, 2000.

Ownership control of the Company has not changed since the original incorporation of PSA, Inc. in California on May 27, 1994.

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

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease. For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in a specific region in which we intend to operate, we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing real estate. We currently believe that we would concentrate on multi-family residential construction projects.

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio primarily consisting of multi-family residential real estate projects. It is possible that we may only secure funding to acquire or develop one property, in which case our portfolio will not be diversified. Although we have reviewed the real estate markets in the states in which we intend to acquire or develop properties, we have had no contract, agreement or commitment to acquire or develop any property as of the date of this report, other than as described in this Annual Report under “Item 1. Business – Joint Venture Agreements with Windsor.”

We have already undertaken significant operational activities in furtherance of our business plan. Specifically, besides entering into two Joint Venture Agreements with Windsor, we have taken the following steps in furtherance of our business plan: We have enriched our knowledge in the real estate market in various states, such as North Carolina, Texas, Illinois and Florida, by studying the existing statistics on those markets and by having extensive discussions with many experts in those markets as follows:

●      Overall we have reviewed 10 properties for development in four states.

●      The types of properties we have reviewed are all residential multi-family.

●      Overall we have met with three real estate agents in four states.

●      We have met with five real estate owners in four states.

●      We have contacted a FHA/HUD Approved Mortgagee, Berkadia Mortgage, Raleigh, North Carolina, and preliminarily reviewed five of the properties as to the feasibility of FHA/HUD financing under the Section 221d(4) program. We are in the process of preparing the numerous required exhibits for submission to Berkadia Mortgage Corporation, including:

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

7. Photograph(s) of the property and immediate area.

8. Evidence of site control.

9. Location map or maps.

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

Our discussions with various individuals concerning these properties and projects have included general discussions of acquiring properties directly either ourselves or in joint ventures with others or of developing properties either ourselves or in joint venture with others, as described in this Annual Report. As of the date of this document, besides our Joint Venture Agreements with Windsor High Rise Construction, Ltd., all such discussions have been general. We have no specific plan as to whether we will acquire or develop any specific properties or projects ourselves or jointly with prospective joint venture partners. There is no limitation in the amount of funds we may invest in either property acquisition or property development. There is no limitation on or percentage allocation of funds or assets between property acquisition and property development or between 100% ownership or joint venture ownership. All of the individuals and firms we have met with in furthering our business plan described above have indicated that we need to become a fully reporting company with the Securities and Exchange Commission with securities qualified for quotation on the Over the Counter Market before proceeding in any more formal manner and thus our plans remain general. This is because we believe the individuals and entities we are dealing with will have greater confidence in our ability to execute our business plan and we will have more credibility in dealing with them if we are a public reporting company with securities qualified for quotation on an Over the Counter Market.

Joint Venture Agreements With Windsor

On November 20, 2013, effective as of October 18, 2013, Shearson American REIT, Inc. entered into a Joint Venture Agreement with Windsor High-Rise Construction, Ltd., a Delaware company (“WHC”), to acquire the land, develop and construct a 400 unit, Leeds Certified High Rise Rental Apartment Project in Las Vegas, Nevada, named Sullivan Square, Phase One (collectively, the “Transactions”). Pursuant to the terms of the Joint Venture Agreement and a subsequent Limited Partnership Agreement to be made, the expected services and contributions by the parties are as follows:

1.1.           WHC will act in the capacity of the Managing General Partner and discuss with Shearson the structure of the Transactions and actions to be taken by Shearson in preparation for and completion of the Transactions and the financing of the Transactions.

1.2.           WHC will employ its best efforts to arrange for the financing of the project in the form of a HUD/ GNMA Construction First Mortgage Loan for 2 (two) years and a HUD/GNMA Permanent First Mortgage Loan for 40 (forty) years, both under Section 221d(4) of the Federal Housing Act.

1.3.           WHC may in its capacity as Managing General Partner provide any of the additional services necessary to the development of the project such as act as the General Contractor, the Managing Agent or engage the marketing and leasing agents and may be paid for these services in accordance with the fee schedule determined by HUD.

1.4.           WHC will cause to be prepared and filed with HUD through the HUD Mortgagee Berkadia Commercial Mortgage, LLC, all HUD/GNMA Forms describing, as they occur, the sale of mortgage securities, and the terms of the Transactions, and such other events as are required to comply with HUD/GNMA Regulations.

2.1.           Shearson shall designate those persons that Shearson wishes to represent it for communications with the Limited Partnership contemplated to be formed in conjunction with the Joint Venture Agreement.

2.2.           Upon formation of the Limited Partnership, Shearson will be a Limited Partner in said Limited Partnership and afforded all the protections in law of that of a Limited Partner.

2.3.           Shearson will assign and convey any fee simple ownership interest in the land, if and when it has acquired such interest in the underling land to the Sullivan Square Real Estate Development, Phase I, to the Limited Partnership.

3.1.           The Joint Venture Agreement shall be the written memorialization of the business arrangements and relationships between the parties until such time that the financing (HUD/GNMA) by Berkadia Commercial Mortgage, Inc. is ready to be funded (of which there can be no assurance). At that time and place the Limited Partnership Agreement will become the operative document memorializing the full relationship between the parties to the Joint Venture Agreement.

3.2.           Ownership interests in the Limited Partnership to be formed at the closing of the construction mortgage loan will be as follows: 50% (fifty) Shearson and 50% (fifty) WHC. It is agreed that as appropriate, approximately every 2 (two) years the property would be refinanced and the proceeds would be distributed among Shearson and WHC on a 50/50 (fifty/fifty) basis. Profits will be shared in those ownership percentages.

4.1.           WHC may terminate The Joint Venture Agreement, without further obligation or liability, at any time (i) that WHC has a reasonable basis to believe that any aspect of the Transactions covered by the Joint Venture Agreement would constitute a fraud or deception on the market or (ii) that Shearson fails to meet its obligations under the Joint Venture Agreement in a manner which would constitute a material breach. In any such case, WHC will be entitled to retain all payments made to it or accrued prior to such termination. Such right of termination shall not be exclusive and shall not preclude any other relief available to WHC including claims for damages and Shearson enforcement.

5.1.           The parties agree to take any further actions and to execute any further documents, which may from time to time be necessary or appropriate to carry out the purposes of the Joint Venture Agreement.

5.2.           The Joint Venture Agreement constitutes the entire understanding of the parties. No undertakings, warranties or representations have been made other than as contained herein, and no party shall assert otherwise. The Joint Venture Agreement may not be changed or amended orally.

5.3.           All references to currency in the Joint Venture Agreement are to United States Dollars.

6.1.           The Transaction as contemplated by the Joint Venture Agreement is contingent upon various third party approvals such as City, County and State Building Permit Approvals, environmental restrictions and HUD/GMMA rules and regulations, and the California Department of Business Oversight and the State of Nevada Department of Corporations.

On November 20, 2013, effective October 18, 2013 Shearson American REIT, Inc. entered into another Joint Venture Agreement with Windsor High-Rise Construction, Ltd., a Delaware company (“WHC”), to acquire the land and to develop and construct a 326 unit Leeds Certified High Rise Rental Apartment Project in Beaumont, Texas, named Beaumont Place, Phase One (collectively, the “Transactions”).

Pursuant to the terms of the Joint Venture Agreement and a subsequent Limited Partnership Agreement to be made, the expected services and contributions by the parties are as follows:

1.1.           WHC will act in the capacity of the Managing General Partner and discuss with Shearson the structure of the Transactions and actions to be taken by Shearson in preparation for and completion of the Transactions and the financing of the Transactions.

1.2.           WHC will employ its best efforts to arrange for the financing of the project in the form of a HUD/ GNMA Construction First Mortgage Loan for 2 (two) years and a HUD/GNMA Permanent First Mortgage Loan for 40 (forty) years, both under Section 221-d4 of the Federal Housing Act.

1.3.           WHC may in its capacity as Managing General Partner provide any of the additional services necessary to the development of the project such as act as the General Contractor, the Managing Agent or engage the marketing and leasing agents and may be paid for these services in accordance with the fee schedule determined by HUD.

1.4.           WHC will cause to be prepared and filed with the HUD through the HUD Mortgagee Berkadia Commercial Mortgage, LLC, all HUD/GNMA Forms describing, as they occur, the sale of mortgage securities, and the terms of the Transactions, and such other events as are required to comply with HUD/GNMA Regulations.

1.5.           Take other actions appropriate to completion of the Transactions as contemplated by the agreement.

2.1.           Shearson shall designate those persons that Shearson wishes to represent it for communications with the Limited Partnership contemplated to be formed in conjunction with the Joint Venture Agreement.

2.2.           Upon formation of the Limited Partnership, Shearson will be a Limited Partner in said Limited Partnership and afforded all the protections in law of that of a Limited Partner.

2.3.           Shearson will assign and convey any fee simple ownership interest it has, if and when it has acquired such interest in the underling land to the Beaumont Place, Phase I, to the Limited Partnership.

3.1.           Joint Venture Agreement shall be the written memorialization of the business arrangements and relationships between the parties until such time that the (HUD/GNMA) financing by Berkadia Commercial Mortgage Inc., is ready to be funded (of which there can be no assurance). At that time the Limited Partnership Agreement will become the operative document memorializing the full relationship between the parties to the Joint Venture Agreement.

3.2.           Ownership interests in the Limited Partnership to be formed at the closing of the construction mortgage loan will be as follows: 50% (fifty) Shearson and 50% (fifty) WHC. It is agreed that as appropriate, approximately every 2 (two) years the property would be refinanced and the proceeds would be distributed among Shearson and WHC on a 50/50 (fifty/fifty) basis. Profits will be shared in those ownership percentages.

4.1.           WHC may terminate the Joint Venture Agreement, without further obligation or liability, at any time (i) that WHC has a reasonable basis to believe that any aspect of the Transactions covered by the Joint Venture Agreement would constitute a fraud or deception on the market or (ii) that Shearson fails to meet its obligations under the agreement in a manner which would constitute a material breach. In any such case, WHC will be entitled to retain all payments made to it or accrued prior to such termination. Such right of termination shall not be exclusive and shall not preclude any other relief available to WHC including claims for damages and Shearson enforcement.

5.1.           The parties agree to take any further actions and to execute any further documents, which may from time to time be necessary or appropriate to carry out the purposes of the Joint Venture Agreement.

5.2.           The agreement constitutes the entire understanding of the parties. No undertakings, warranties or representations have been made other than as contained herein, and no party shall assert otherwise. The agreement may not be changed or amended orally.

5.3.           All references to currency in the Joint Venture Agreement are to United States Dollars.

6.1.           The Transaction as contemplated by the Joint Venture Agreement is contingent upon various third party approvals such as City, County and State Building Permit Approvals, environmental restrictions and HUD/GMMA rules and regulations, and the California Department of Corporations and the State of Nevada Department of Business Oversight.

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

Administrative Order

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with its Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(J) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007. In addition, the Form 10-Ks for the years ended December 31, 2008 and 2009 were not filed timely. In addition, the Form 10-Qs for 2001 through 2009 were not filed. As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act, which in part prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered. Accordingly, the Company filed a registration statement on Form 10 with the Securities and Exchange Commission.

Employees

As of December 31, 2013, the Company had three employees, Richard Orcutt, President, John Williams, Chairman and Chief Financial Officer, and Jonathon Schatz, Treasurer. Each of the employees devote a portion of their time to their duties with the Company while devoting their remaining time to their other affairs. We presently have no employees apart from our management. All of our officers and directors are engaged in outside business activities and anticipate that they will devote limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than as a direct result, if any, incident to a specific joint venture project. The Company’s CEO, President, COO and CFO are expected to work full time, at no less than 40 hours per week, if and when the Company has commenced substantial operations.

ITEM 2. Description of Property

None

ITEM 3. Legal Proceedings

As of May 8, 2014 the Company has no outstanding or pending litigation matters.

ITEM 4. Mine Safety Procedures

N/A

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

(a) General. As of December 31, 2013, Shearson had an authorized capitalization of 75,000,000 shares of common stock, $.001 par value per share, of which 52,518,999 shares had been issued and 52,514,749 shares were outstanding as of December 31, 2013. No preferred stock has been authorized or is issued or outstanding.

(b) Market Information. The common stock of Shearson was previously traded in the over-the-counter (“OTC”) market and quoted through the OTC Bulletin Board under the symbol "PSAZ." Historically, the level of trading in Shearson’s common stock has been sporadic and limited and there is no assurance that a stable trading market will develop for its stock or that an active trading market will be sustained.

The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board for the quarterly periods of the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission.

2012	High	Low

First Quarter	$.00	$.00

Second Quarter	$.00	$.00

Third Quarter	$.00	$.00

Fourth Quarter	$.00	$.00

2013

First Quarter	$.00	$.00

Second Quarter	$.00	$.00

Third Quarter	$.00	$.00

Fourth Quarter	$.00	$.00

Shareholders

As of December 31, 2013 Shearson had 52,514,749 shares of common stock outstanding held by approximately 643 shareholders of record.

Dividends

Shearson has never declared or paid cash dividends on its Common Stock and anticipates that future earnings, if any, will be retained for development of its business.

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

In addition, our investment strategy may include development projects that we will build or participate in building for sale or lease. For example, depending upon a variety of economic factors such as cost and availability of construction financing and land and labor costs in a specific region in which we intend to operate, we may determine that it may be more profitable to construct real estate ourselves and either lease it and hold for eventual resale or resell directly rather than to acquire existing developed real estate. We currently believe that we would concentrate on multi-family residential construction projects.

Assuming we raise sufficient funding, our investment strategy is designed to provide investors with a diversified portfolio primarily consisting of multi-family residential real estate projects. However, it is possible that we may only secure funding to acquire or develop one property, in which case our portfolio will not be diversified. Although we have reviewed the real estate markets in the states in which we intend to acquire or develop properties, we have had no contract, agreement or commitment to acquire or develop any property as of the date of this report, other than our Joint Venture Agreements with Windsor High Rise Construction, Ltd., as described in this report under “Item 1. Business – Joint Venture Agreements with Windsor.”

We have already undertaken significant operational activities in furtherance of our business plan. Specifically, we have taken the following steps in furtherance of our business plan: We have enriched our knowledge in the real estate market in various states, such as North Carolina, Texas, Illinois and Florida, by studying the existing statistics on those markets and by having extensive discussions with many experts in those markets

Shearson intends to acquire properties, on the advice of it’s Advisor for cash, stock, a combination of cash and stock and finance the acquisitions, when possible, with HUD/FHA insured or traditional financing sources. In implementing our investment strategy, we will use our management teams’ expertise to identify and evaluate attractive real estate investment opportunities. We expect that our management team will make decisions based on a variety of factors, including expected risk-adjusted return, credit fundamentals, liquidity, availability and cost of financing, market-specific conditions and macroeconomic conditions. In addition, all investment decisions will be made with a view to maintaining our qualification as a REIT. Financing is not expected to exceed 90% of the value of any one project. The Company will limit mortgages on any one property to a single first mortgage. Although the Company has not identified specific properties to purchase, other than those identified in its Joint Venture Agreements with Windsor, it anticipates making real estate investments. After the Company has made investments in 15 projects, we intend to limit the percentage of investment made in an individual project to 10% of the Company’s assets. Exceptions to these investment limitations will be considered only following authorization by the Board of Directors.

We have no plans to change our investment objectives. The process by which we decide to make a real estate investment will benefit from the experience, resources and relationships of our senior management team and from our operation-ready, in-house investment and asset management platform, including its full spectrum of real estate and finance professionals. This process initially will involve:

•	identifying opportunities for real estate investment consistent with our investment objectives;

•	assessing the opportunities to ensure that they meet preliminary screening criteria; and

•	reviewing the opportunities to determine whether to incur costs associated with more in-depth due diligence.

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

The following discussion of the financial condition and results of operations of Shearson should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of significant risk factors.

Results of Operations

For the year ended December 31, 2013 as compared to the year ended December 31, 2012
.
Revenues and cost of revenues. Since becoming inactive after the events of September 11, 2001, We have has not generated any revenue and have not incurred any cost of revenues.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were $57,761 as compared to $19,750 in 2012. These expenses consist primarily of filing costs and travel and entertainment costs and professional fees in both years. The increase of these expenses in 2013 results principally from an increase in costs of being a public entity and other general and administrative expenses.

Other (expense) income. Interest expense of $1,621 and $20,609 was incurred for the years ended December 31, 2013 and 2012. The interest expense incurred was principally accrued on an outstanding judgment of $100,501 against the Company in 2012 which was written off at the end of 2012 because of the expiration of the statute of limitations.

Liquidity and Capital Resources

Shearson has not generated any revenue since the events of September 11, 2001. As a result, the Company’s primary source of liquidity prospectively will be from equity or debt financing sources. There is no assurance that any such equity or debt sources will be available or available on the terms favorable or acceptable to the Company.

On January 26, 2010, the Company received notice from the U.S. Securities and Exchange Commission in connection with an Order Instituting Administrative Proceedings (“IAP”) pursuant to Section 12(j) of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). The IAP was instituted since the Company had been deficient in complying with the Company’s obligations under the Exchange Act for several years. Specifically, the Company failed to file Form 10-Ks for the years ended December 31, 2000 through December 31, 2007. In addition, the Form 10-Ks for the year ended December 31, 2009 was not filed timely. In addition, the Form 10-Qs for 2001 through 2009 were not filed. As a consequence of the Company’s failure to file these reports, all of the Company’s securities were involuntarily deregistered pursuant to 12(j) of the Exchange Act which, in part, prohibits broker dealers from effecting transactions in the Company’s securities until the securities are registered. Since the Company has not been active and has not attempted to raise capital, the deregistration has had no current impact on the Company’s liquidity or capital resources. However, the deregistration has a negative impact on the future liquidity and the Company’s ability to access capital resources. Accordingly, the Company filed a Form 10, General Form for Registration of Securities, with the Securities and Exchange Commission.

Working capital during 2013 and 2012 has been provided by affiliates of the Company in the form of direct payment of operating expenses.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. Although the Company has a net loss of $3,029 from inception to December 31, 2013, it has working capital and stockholder deficits of $193,121, respectively. In addition, the Company has no revenue generating operations and no full time employees. During 2013 and 2012, an officer of the Company contributed $12,000 and $6,000 in services to the Company, respectively.

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

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base and product distribution. Failure to secure such financing or to raise additional equity capital and to expand its revenue base and product distribution may result in the Company depleting its available resources and not being able pay its obligations.

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

Pages 27 through 36.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this annual report. Based on that review and evaluation, the Company’s CEO and CFO concluded that because of the material weakness described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

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

Changes in Internal Control Over Financial Reporting

There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

As of December 31, 2013, the officers and directors of the Company were:

Name	Age	Position
John Williams	90	Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Richard Orcutt	62	President, Secretary and Director

Jonathan Schatz	57	Independent Director

John Williams has served as a Director of the Company since its inception and as Chairman and Chief Financial Officer since 2002. Mr. Williams has served as the Company's Chief Executive Officer since December, 2000. He is also Managing Director of John Williams and Partners, an architectural, civil engineering and construction management firm and has been with the firm since 1958. The firm has been certified as a minority business enterprise with the Department of Transportation, the City of Los Angeles, the L.A. Unified School District, Caltrans and the Department of Airports. Mr. Williams, AIA/NOMA, graduated from the University of Southern California with a Bachelor of Architecture Degree in 1955. He has been a member of the American Institute of Architects since 1958. Among his most noteworthy design accomplishments have been The Bradley International Terminal (LAX), The Willowbrook Shopping Center, and more than one hundred other projects from redevelopment projects to master planned communities; which included working drawings for mid-rise to high-rise residential and commercial, schools, government and public buildings. As a result of these and other professional experiences, Mr. Williams possesses particular knowledge and experience in key aspects of the real estate business, public company management and strategic planning that strengthen the Company and the Board’s collective qualifications, skills and experience.

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

Jonathan Shatz has served as an independent director since October 2009. Mr. Shatz has been a Principal from 2009 through 2010 in Jonathan Shatz P.A., a consulting practice performing forensic, accounting, tax and general consulting to both private and public companies. In 2007 he served as a Chief Financial Officer for Bonds.com, an on-line trading firm that went public on the OTC Bulletin Board. Mr. Shatz served as the Practice Director for Accume Partner, an internal audit risk management and SOX compliance firm, from 2006 to 2007. From 2004 to 2006 Mr. Shatz worked for Resource Global Professionals as a consultant. He is a chartered accountant with extensive Big-4 accounting firm experience and tax lawyer with international accounting and tax compliance expertise. For the last six years Mr. Shatz has been a consultant. He is a former Senior Manager in the Ernst & Young Banking Group (from 1995 to 1998) and a Senior Manager at Pricewaterhouse External Audit and Tax Group (from 1982 to 1995). His experience includes preparation of SEC filings (10Qs, 10Ks, 8Ks) for Fortune 100 companies in advertising, healthcare, technology, and fire and security industries. As a result of these and other experiences, Mr. Shatz possesses particular knowledge and experience in key aspects of public company management that strengthen the Board’s collective qualifications, skills and experience.

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

We do not have an audit, nominating or compensation committee. We intend, however, to establish audit, nominating and a compensation committees of our Board of Directors in the future, once we have sufficient independent directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

CODE OF ETHICS

Our Board of Directors has not yet adopted a Code of Business Conduct and Ethics due to our small size.

Shareholder Nominations

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our 2013 fiscal year.

Compliance with Section16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) requires Shearson’s officers and directors, and persons who own more than ten percent (10%) of its common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Such persons are also required to furnish Shearson with copies of all Section 16(a) forms they file.

Based solely on Shearson review of the copies of those forms received by the Company, or written representations from such persons that no forms were required to be filed, it appears that all reports due were timely filed except as follows: Richard Orcutt (one Form 3), and Jonathan Shatz (one Form 3). To our knowledge, these forms have not been filed as of the date of this report.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	All Other Comp-ensation ($)	Total ($)
John Williams, CEO & CFO	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Richard Orcutt, COO & Secretary	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table contains information regarding the shareholdings, as of December 31, 2013, of Shearson’s current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are currently exercisable or may be exercised within 60 days of December 31, 2013):

Name and Title	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)

WJS Irrevocable Trust 1059 Redondo Drive, Los Angeles, California 90019	49,967,562	95.14%

John Williams Chief Executive Officer, Chief Financial Officer and Board of Directors Chairman 1059 Redondo Drive, Los Angeles, California 90019	-0-	-0-

Richard Orcutt President, Chief Operating Officer and Director 2509 Dakota Rock Drive, Ruskin Florida 33570	-0-	-0-

Jonathan Shatz Director 11007 Long Boat Drive Cooper City, Florida 33026	-0-	-0-

All Officers and Directors as a Group (3 persons)	-0-	-0-

(1) Percentages based upon 52,518,999 shares of the Company’s common stock outstanding as of December 31, 2013.

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

ITEM 14. Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants Kingery & Crouse P.A.:

Year End December 31:	2013	2012
Audit fees	$10,000	$10,300
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Totals	$10,000	$10,300

No fees were paid or accrued during either of the 2012 or 2013 fiscal years. Instead, the audit expenses for the audits performed for these fiscal years were incurred and paid in a subsequent fiscal year.

As part of its responsibility for oversight of the independent registered public accountants, the Board of Directors has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants, Kingery & Crouse, P.A. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board.

The Company’s principal accountant, Kingery & Crouse, P.A, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. Exhibits

Exhibits

Exhibit No. 10.1	Joint Venture Agreement with Windsor High Rise Construction, Ltd., dated November 20, 2013, for Sullivan Square(1)

Exhibit No. 10.2	Joint Venture Agreement with Windsor High Rise Construction, Ltd., dated November 20, 2013, for Beaumont Place(1)

Exhibit No. 31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit No. 31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Exhibit No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
(1) Incorporated by reference from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2013.

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

Shearson American REIT, Inc.		Date:

By:	/s/ John Williams	May 19, 2014
John Williams
CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Williams	Chairman of the Board	May 19, 2014
John Williams

/s/ Richard Orcutt	Director	May 19, 2014
Richard Orcutt

/s/ Jonathan Schatz	Director	May 19, 2014
Johathan Schatz

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Shearson American REIT, Inc. (formerly known as PSA, Inc.)
(a development stage company)

We have audited the accompanying balance sheets of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years ended December 31, 2013 and 2012, and the period from October 16, 2009 (inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson American REIT, Inc. (formerly known as PSA, Inc.) (a development stage company) as of December 31, 2013 and 2012, and the results of its operations, and its cash flows for the years ended December 31, 2013 and 2012, and the period from October 16, 2009 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kingery & Crouse, P.A.
Certified Public Accountants
Tampa, Florida
May 16, 2014

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Total current assets	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$36,525	$27,848
Loans payable - affiliates	156,596	117,891
Total Liabilities	193,121	145,739

Stockholders' Deficit
Common Stock-$.001 par value, 75,000,000
shares authorized; 52,518,999 shares issued and 52,514,749 shares outstanding	52,519	52,519
Paid-in Capital	25,460,953	25,448,953
Retained deficit- Prior to Development Stage	(25,689,281)	(25,689,281)
Earnings (Deficit) accumulated during the development stage	(3,029)	56,353
Less Treasury Stock 4,250 shares, at cost	(14,283)	(14,283)
Total Stockholders' Deficit	(193,121)	(145,739)
Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended December 31, 2013 and 2012, and
For the Period From Inception (October 16, 2009) through December 31, 2013

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating costs:
General and administrative	57,761	19,750	208,643

Operating loss	(57,761)	(19,750)	(208,643)

Other income (expense):
Gain on the de-recognition of debt	-	272,152	272,152
Interest	(1,621)	(20,609)	(66,538)

Income (Loss) before income taxes	(59,382)	231,793	(3,029)

Income taxes	-	-	-

Net Income (loss)	$(59,382)	$231,793	$(3,029)

Per share information: Basic and Diluted
Net income (loss0 per share	$(0.00)	$0.00
Weighted average shares outstanding	52,514,749	52,514,749

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
For the Period From October 16, 2009 (Inception) through December 31, 2013

				Accumulated	Deficit
				Deficit Prior	Accumulated
				to the	During the
	Common Stock		Paid-in	Development	Development	Treasury
	Shares	Amount	Capital	Stage	Stage	Stock	Total
Balance at October 16, 2009	52,518,999	$52,519	$25,439,953	$(25,689,281)	$-	$(14,283)	$(211,092)

Net loss for the period ended December 31, 2009	-	-	-	-	(10,071)	-	(10,071)

Balance at December 31, 2009 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(10,071)	(14,283)	(221,163)

Net loss for the year ended December 31, 2010	-	-	-	-	(117,143)	-	(117,143)

Balance December 31, 2010 (Restated)	52,518,999	52,519	25,439,953	(25,689,281)	(127,214)	(14,283)	(338,306)

Contributed services	-	-	3,000	-	-	-	3,000
Net loss for the year ended December 31, 2011	-	-	-	-	(48,226)	-	(48,226)

Balance December 31, 2011	52,518,999	52,519	25,442,953	(25,689,281)	(175,440)	(14,283)	(383,532)

Contributed services	-	-	6,000	-	-	-	6,000
Net loss for the year ended December 31, 2012	-	-	-	-	231,793	-	231,793

Balance December 31, 2012	52,518,999	52,519	25,448,953	(25,689,281)	56,353	(14,283)	(145,739)

Contributed services	-	-	12,000	-	-	-	12,000
Net loss for the year ended December 31, 2013	-	-	-	-	(59,382)	-	(59,382)

Balance December 31, 2013	52,518,999	$52,519	$25,460,953	$(25,689,281)	$(3,029)	$(14,283)	$(193,121)

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013 and 2012, and
For the Period From Inception (October 16, 2009) through December 31, 2013

	Year Ended	Year Ended	Inception to
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash flows from operating activities:
Net Income (loss)	$(59,382)	$231,793	$(3,029)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on the de-recognition of debt	-	(272,152)	(272,152)
Direct payment of operating expenses	37,084	13,500	107,422
Interest added to loans payable	1,621	1,622	5,479
Contributed services	12,000	6,000	21,000
Changes in assets and liabilities
Accounts payable	8,677	250	36,525
Accrued liabilities	-	18,987	67,004
Net cash provided by (used in) operating activities	-	-	(37,751)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from loans payable	-	-	74,600
Repayments of loans payable	-	-	(36,849)
Net cash provided by (used in) financing activities	-	-	37,751

Net increase (decrease) in cash	-	-	-
Cash beginning of period	-	-	-
Cash end of period	$-	$-	$-

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SHEARSON AMERICAN REIT, INC.
(Formerly Known As PSA, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 December 31, 2013 and 2012

Note 1. Organization

Nature of the Company:

The Company changed its name on October 16, 2009 to Shearson American REIT, Inc. with the purpose of creating a Real Estate Investment Trust. On October 16, 2009 the Company became a development stage company. The Company wishes to be a fully integrated Real Estate Investment Trust and management firm that will acquire, develop, own, operate and sell real estate. It intends to invest primarily in institutional-quality multi-use and multi-family properties located throughout the United States. The Company contemplates utilizing HUD/GNMA securities backed financing for most of its projects.

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

We follow the guidance in FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company does not believe that any uncertain tax positions exist at December 31, 2013.

The Company’s tax returns for all periods from December 31, 2000, are subject to audit by taxing authorities because of the Company’s net operating loss.

Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has reported net losses of $3,029 from inception to December 31, 2013, and has working capital and stockholder deficits of $193,121. In addition, the Company has no revenue generating operations and no full time employees and during 2013 and 2012, an officer contributed $12,000 and $6,000 in services to the Company.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase stockholders' equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

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

Recent Accounting Pronouncements:

There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 or subsequent thereto which would have a material impact on our financial statements.

Note 3. Accrued Liabilities

Accrued liabilities consisted of the following at January 1, 2012:

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

Note 4. Loans Payable – affiliates

During 2013 and 2012, two affiliates advanced the Company an aggregate of $37,084 and $13,500 for the direct payment of expenses. The advances from these affiliates do not bear interest. In addition, another affiliate had advanced the Company $50,000 in prior years. The $50,000 advance bears interest at 3.25% and $1,621 and $1,622 in interest was accrued on the interest bearing advance in 2013 and 2012. The balance due these affiliates aggregated $156,596 and $117,891 at December 31, 2013 and 2012.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the years ended December 31, 2013 and 2012. The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

As a result of net operating losses, the Company has not recorded a provision for income taxes. The components of the deferred tax assets and related valuation allowance at December 31, 2013 and 2012, are as follows:

December 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$1,700,000
Total deferred tax assets	1,700,000
Less: valuation allowance	(1,700,000)
Net deferred taxes	$—

December 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$1,660,000
Total deferred tax assets	1,660,000
Less: valuation allowance	(1,660,000)
Net deferred taxes	$—

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $4,200,000 expiring through 2033. The Company believes sufficient uncertainty exists regarding the realization of the deferred tax assets such that a full valuation allowance is required. The utilization of the net operating loss will be limited should a change in control of the Company occur. The Company’s income tax returns from its original inception are subject to audit as a result of the Company’s net operating losses.